Form 10-K
period 1993-12-31
AMERICAN CYANAMID CO
filed 1994-03-31
CIK 4829

-1-

                                           UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549
                                              Form 10-K

(Mark One)
   / x /             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                     For the fiscal year ended      December 31, 1993
                                       OR
   /   /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from             to

                                 Commission file number 1-3426

                    AMERICAN CYANAMID COMPANY
     (Exact name of registrant as specified in its charter)

            Maine                                13-0430890
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

       One Cyanamid Plaza
       Wayne, New Jersey
(Address of principal executive offices)              07470
                                                                  (Zip Code)

Registrant's telephone number,
including area code (201) 831-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
               Title of each class                 which registered
                Common Stock, par
               value $5 per share                    New York Stock Exchange

                7 3/8% Sinking Fund
               Debentures Due 2001                New York Stock Exchange

                8 3/8% Sinking Fund
               Debentures Due 2006                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                                  None
                                        (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days. Yes  x   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1994, based upon the closing price of registrant's common stock ($50.375) on such date as reported on the composite transaction reporting system including transactions on the New York Stock Exchange: $4,522,403,888.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1994:
89,836,392 shares of Common Stock, par value $5 per share.

DOCUMENTS INCORPORATED BY REFERENCE

                        Documents                         Part of Form 10-K

          1.     Portions of American Cyanamid                Parts I and II
                 Company Annual Report to
                 Shareholders for the year ended
                 December 31, 1993

          2.     Portions of Proxy Statement dated        Part III
                 March 8, 1994 for Annual Meeting
                 of Shareholders of American Cyanamid
                 Company

Item 1.  Business.
GENERAL

               American Cyanamid Company, a Maine corporation organized in 1907, is a research-based life sciences company which, together with its subsidiaries (collectively "Cyanamid"), discovers and develops medical and agricultural products, and manufactures and markets them throughout the world. Cyanamid operates 17 research laboratories, and its products are sold by its divisions and subsidiaries in more than 135 countries.

               In December 1993, Cyanamid substantially completed the spin-off of Cytec Industries Inc. ("Cytec"), which encompassed substantially all of Cyanamid's chemicals businesses including plant food, and on January 24, 1994, Cytec common shares were distributed as a taxable dividend to shareholders. Cyanamid retained a $200 million preferred stock interest in Cytec. The chemicals businesses included: chemicals for water treating, paper, mining and oil field applications; building block chemicals, including acrylamide, acrylonitrile, melamine and sulfuric acid;
amino resins, sold primarily to the coatings industry for use in paints; specialty materials, including adhesives and composites for the aerospace industry; specialty chemicals, including polymer additives, surfactants and phosphine chemicals; and acrylic fibers. Cytec assumed responsibility for substantially all liabilities (including environmental liabilities and liabilities for post-retirement benefits payable to employees of and retirees from Cyanamid's former chemicals business) and obligations associated with Cyanamid's former chemicals businesses (except for environmental liabilities at one former chemicals plant site - see
Item 3), and agreed to indemnify Cyanamid against such liabilities and obligations. The Cytec preferred stock issued to Cyanamid contains various financial covenants designed to ensure that Cytec retains adequate financial strength to discharge the liabilities and obligations against which it is indemnifying Cyanamid. The remedies for breach of these financial covenants include Cyanamid's right of approval of Cytec's capital expenditure plans (thus exercising control over cash outlays) and, in certain cases, the ability by Cyanamid to nominate a majority of the Cytec Board of Directors. A two-member committee of the Cytec Board of Directors oversees environmental matters. Cyanamid's representative on the Cytec Board is one of the members of that committee.

               The operating results of the chemicals businesses have been accounted for as discontinued operations. Accordingly, the 1993 consolidated financial statements exclude amounts for discontinued operations from items under captions applicable to continuing operations. The 1992 and 1991 consolidated financial statements and Form 10-K information and financial statement schedules have been restated to conform with the 1993 presentation.

               "Operations By Business Groups and Geographic Areas" on pages 49 through 51 of the American Cyanamid Company Annual Report to
Shareholders for the year ended December 31, 1993 ("Shareholders
Report") are incorporated by reference.


BUSINESS GROUPS

               Medical. Medical products encompass LEDERLE branded and generic pharmaceutical products; over-the-counter products including CENTRUM and other multivitamins; LEDERLE-PRAXIS vaccines; DAVIS & GECK surgical sutures, wound management devices and instruments for minimally invasive surgery; STORZ ophthalmic, ear, nose and throat surgical devices, ophthalmic pharmaceuticals and intraocular lenses; and ACUFEX arthroscopic instruments and equipment.

               On June 1, 1993, Cyanamid and Immunex Corporation, a biopharmaceutical company based in Seattle, Washington, created a new biopharmaceutical company by merging Cyanamid's North American Lederle oncology business with Immunex. Cyanamid also contributed $350 million in cash to the new company, which retained the Immunex name. Cyanamid received 53.5% of the common stock of the new company. See Note 3 to the Consolidated Financial Statements in the Shareholders Report. Immunex's products consist of LEUKINE granulocyte-macrophage colony stimulating factor and Lederle's oncology products: NOVANTRONE mitoxantrone, leucovorin calcium, thiotepa, methotrexate, AMICAR aminocaproic acid and LEVOPROME methotrimeprazine.

               See Note 3 to the Consolidated Financial Statements in the Shareholders Report for a description of a global, companywide restructuring program, and the charges related thereto, primarily in the medical business, announced in the fourth quarter of 1993.

               Agricultural. The agricultural business encompasses herbicides, such as the imidazolinone herbicides marketed as SCEPTER, PURSUIT, PURSUIT Plus and SQUADRON for soybeans, PROWL (marketed as STOMP outside the United States) for soybeans, cotton, corn, cereals, tobacco and vegetables, ARSENAL for vegetation control, and ASSERT for wheat and barley; insecticides, such as COUNTER and THIMET; plant growth regulators, such as CYCOCEL; animal feed supplements and health products, such as AUREOMYCIN; and, outside of the United States, AVOTAN, CYDECTIN and CYGRO, and animal vaccines.

               In the fourth quarter of 1993, Cyanamid acquired the crop protection businesses outside of North America of the Royal-Dutch
Shell Companies.  The acquisition included all of the Shell
Companies' crop protection products, including insecticides, such as TORQUE, FASTAC, RIPCORD and CASCADE; fungicides, such as DELAN and ACROBAT; and animal health products. It also included a biosciences research center at Schwabenheim, Germany; a major formulations facility in Genay, France; and other formulations sites around the world.

               Also in the fourth quarter of 1993, Cyanamid acquired Arthur Webster Pty. Ltd., a privately-held Australian veterinary biologicals company to complement its previous acquisitions of Langford Laboratories and Laboratories Sobrino, S.A. Webster manufactures vaccine products at its bacterial and viral vaccine manufacturing facilities in Sydney, Australia.

               In recent years, operating earnings of the Agricultural Group have been concentrated in the first half of the year. The acquisitions in 1993 are not expected to result in any material change to this concentration. The sales of imidazolinone herbicide products in the aggregate accounted for approximately 16.1% of the sales of Cyanamid in 1993, and 12.9% in 1992 and 11.9% in 1991, restated to exclude sales of the chemicals business.

INTERNATIONAL OPERATIONS AND EXPORT SALES

               Cyanamid products are produced or marketed in approximately 135 countries. United States export sales were $185.4 million in 1993, $178.5 million in 1992, and $164.8 million in 1991.

               International operations (exclusive of United States export sales) accounted for approximately 39.8% in 1993, 41.7% in 1992 and 42.0% in 1991 of net sales to unaffiliated customers. Because
Cyanamid experienced an operating loss of $51.6 million in 1993 due to one-time, pre-tax charges relating to the Immunex acquisition and the restructuring program (see Note 3 to the Consolidated
Financial Statements in the Shareholders Report), the calculation of the percentage of operating earnings attributed to international operations ($206.5 million) was not meaningful. International operations accounted for approximately 50.7% and 51.5%, respectively, of operating earnings in 1992 and 1991.

               International operations are subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, instability of foreign currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils, and difficulty in obtaining financing for export sales particularly into countries of the former Soviet Union and Eastern Europe.

               Cyanamid is organizing two joint ventures with Chinese nationals for the manufacture of medical products (mainly vitamins) and animal feed supplements. Special risks in doing business with China arise from current debates under most favored nation trading status under U.S. Trade Laws.


DISTRIBUTION

Business Group                    Principal Direct Customers

Medical Wholesale and retail drug, food, health and beauty aid and mass merchandiser outlets, managed health care companies, hospitals, physicians, governmental agencies and ambulatory surgery centers.

Agricultural                      Manufacturers of finished products, whole-
                                  salers, retailers, farmers and governmental agencies.


RESEARCH, PATENTS AND TRADEMARKS

               Cyanamid maintains 17 research laboratories, located in the United States, the United Kingdom, Germany, France, Australia,
Canada, Japan, Italy, Brazil, Spain and the Philippines. Costs for research and process development in 1993, 1992 and 1991 totaled approximately $595.6 million, $530.7 million and $456.2 million, respectively.

               Cyanamid owns or is licensed under many patents and trademarks for a variety of products and processes. Cyanamid's important imidazolinone herbicide products (including SCEPTER and PURSUIT) are covered by composition of matter and process patents. Many of Cyanamid's important medical products (including ORIMUNE poliomyelitis vaccine) are not covered by composition of matter patents and hence are at greater risk from generic competition than those products which are so covered. Cyanamid believes that in the aggregate its rights under patents, trademarks, and licenses are significant to its operations, but that no single patent, trademark or license, or any group thereof, is individually material to Cyanamid, other than the patents covering the imidazolinone herbicides.


EMPLOYEES

               As of December 31, 1993, Cyanamid had approximately 26,550 employees worldwide, of whom approximately 27% are hourly paid.


GOVERNMENT REGULATION

               Regulation of Products. In the United States, the manufacture and sale of medical products for human or animal use are regulated by the Food and Drug Administration ("FDA"). Cyanamid regularly has numerous applications for pharmaceutical products, medical devices, animal health products and animal feed supplements pending before the FDA. Most applications include results of stringent and costly testing procedures. As a result of the governmental investigations relating to CYGRO coccidiostat combinations (see
Item 3) FDA review of Cyanamid's animal health products has been subject to the FDA's fraud policy, and the FDA has generally refused to review any of Cyanamid's animal health applications.
With the Justice Department investigation now completed, Cyanamid anticipates being able to commence procedures with the FDA designed to remove Cyanamid from the fraud policy. Cyanamid's human pharmaceutical and vaccine businesses have not been affected by this matter. The FDA is continuing to consider possible restriction on the use of sulfamethazine additives (which are sold by Cyanamid in combination with penicillin and tetracycline additives) in animal feed.

               Reimbursement of expenditures for drugs and medical devices in state and federally funded programs is regulated by state and federal authorities. The federal Vaccine For Children entitlement program signed into law in 1993 as part of the Omnibus Budget
Reconciliation Act ("OBRA") is expected to have an adverse effect on the sales and earnings of the vaccines business beginning in the fourth quarter of 1994 because states will be able to purchase vaccines at federal vaccine prices. In addition, increases in the federal vaccine prices will be limited to increases in the Consumer
Price Index. OBRA also included provisions which reduced the federal income tax benefits related to manufacturing activities in Puerto Rico. The reduction in these Puerto Rico tax benefits will have an unfavorable impact on Cyanamid's future results of operations.

               The Clinton administration and certain members of Congress have introduced legislation including various forms of price regulation which may, if enacted into law, have a significant impact on the health care industry. In addition, proposals related to health care alliances, federally mandated spending restrictions, creation of a Medicare rebate program covering prescription drugs, and various tax-law changes, if enacted, may have significant impact on the industry. Cyanamid cannot predict what health care reform measures will be implemented or the impact of any such measures on Cyanamid's future results of operations and cost of doing business.

               In the United States, the manufacture and sale of pesticides are regulated by the Environmental Protection Agency ("EPA").
Cyanamid regularly has numerous applications for pesticides pending before the EPA. Most applications include results of stringent and costly testing procedures. No new pesticide, and no existing pesticide for a new use, may be manufactured, processed or used without prior notice to the EPA.

               The EPA advised Cyanamid that a Special Review under the Federal Fungicide, Insecticide and Rodenticide Act may be initiated for two products, COUNTER terbufos and THIMET phorate, primarily on the basis of suspected avian risk. A Special Review proceeding could ultimately result in the cancellation of EPA registrations for both products.

               Outside the United States, medical products for human or animal use and agricultural chemicals are regulated by various agencies, often by standards which differ from those in the United States. In addition, pharmaceutical prices are controlled in many countries, and many countries such as Italy and Germany are increasingly imposing reimbursement limitations.

               Environmental Matters. Federal, state and foreign regulations impose stringent requirements for the control and abatement of air and water pollutants and the manufacture, transportation, storage, labeling, handling and disposal of substances designated hazardous.

               Cyanamid is and has been involved in legal and regulatory proceedings relating to the investigation and cleanup of sites
(both its own and third party sites) where hazardous substances have been disposed. In connection with the spin-off of Cytec, Cytec has assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid.

               For information about pending environmental litigation, see
Item 3, "Legal Proceedings".

               Cyanamid is also conducting, and may in the future be required to conduct, cleanups of its U.S. operating sites, pursuant to the terms of permits required for the sites and other statutes and regulations relating to hazardous substances. Cyanamid has environmental cleanups planned or in progress at several sites outside the United States including the Genay, France formulations facility purchased from Shell.

               Capital and operating expenditures for environmental protection in 1993 were approximately $7.5 million and $39.4 million, respectively. Capital expenditures for environmental control facilities in 1994 are estimated to be about $19.9 million. Estimates of capital expenditures for environmental control facilities for 1995 have not yet been completed.

Item 2.  Properties.

               Cyanamid operates approximately 58 manufacturing, research and distribution facilities throughout the world. Cyanamid adjusts as it deems prudent the productive capacity of its manufacturing facilities. Capital spending, exclusive of acquisitions, in 1993, 1992 and 1991 was approximately $305.5 million, $311.1 million, and $300.2 million, respectively. In 1994, all planned capital expenditures are intended either to provide necessary capacity, to improve the efficiency of production units, to modernize or replace older facilities or to install equipment for protection of the environment. Some of the important United States facilities (all of which are owned by Cyanamid, except as noted), and the business groups served by such facilities, are:

Bothell, Washington                                  Medical (Immunex)
Bound Brook, New Jersey                              Medical
Carolina, Puerto Rico                                Medical
Clearwater, Florida                                  Medical
Danbury, Connecticut                                 Medical
Hannibal, Missouri                                   Agricultural
Manati, Puerto Rico                                  Medical, Agricultural
Mansfield, Massachusetts (leased)                    Medical
Pearl River, New York                                Medical, Agricultural
Princeton, New Jersey                                Agricultural
Sanford, North Carolina                              Medical
Seattle, Washington                                  Medical (Immunex)
St. Louis, Missouri                                  Medical
Wayne, New Jersey                                    Corporate Headquarters
West Henrietta, New York                             Medical
Willow Island, West Virginia                         Agricultural
                   (leased)

               Outside the United States, Cyanamid's principal manufacturing facilities are located in Argentina, Australia, Brazil, Canada, France, Germany, Great Britain, Italy, Mexico, Republic of Korea,
Spain, Taiwan and Venezuela.

Item 3.  Legal Proceedings.

               Deductible amounts under Cyanamid's liability insurance coverage (particularly product and environmental liability) are such that Cyanamid must regard itself, for practical purposes, as self-insured with respect to most events. Cyanamid has a self-insurance program which provides reserves for costs based on past claims experience.

               Cyanamid and its subsidiaries are parties to numerous suits and claims arising out of the conduct of business, many of which involve very large damage claims, including claims for punitive damages. Included among such suits, as of March 30, 1994, are 22 involving personal injury or death allegedly occurring in connection with administration of Cyanamid's DTP
(diphtheria-tetanus-pertussis) and oral polio vaccines.

               In 1990, Cyanamid's supplier of MAXZIDE triamterene/ hydrochlorothiazide filed suit against Cyanamid alleging breach of a 1984 exclusive licensing agreement and seeking damages and rights to the MAXZIDE trademarks and trade dress owned by Cyanamid. After a trial on the merits in Federal District Court, a jury rejected the supplier's claims. Plaintiff's time to appeal has not expired.

               In 1991, a suit was filed against Cyanamid alleging patent infringement by Cyanamid in the sale of HibTITER Haemophilus b conjugate vaccine in the United States and seeking damages. After trial on the merits, a district court held that the HibTITER vaccine did not infringe the patent claims cited by the plaintiffs and that the cited claims were invalid. The Court of Appeals for the Federal Circuit on October 6, 1993, affirmed the District
Court's holding that the cited patent claims were not infringed.
Plaintiffs filed a Petition for a Writ of Certiorari in the Supreme
Court of the United States on March 7, 1994, which is pending.

               Early in 1994, Cyanamid pleaded guilty to a record keeping misdemeanor and paid a small fine related to allegations that a company employee had manipulated data related to CYGRO coccidiostat in combination with other products. The Cyanamid employee involved has been named in an Information by the government in the District of Maryland which charges a similar offense.

               The Federal Trade Commission has subpoenaed information concerning (i) Cyanamid's opposition to a petition by another company to the FDA to reclassify sutures and a patent infringement lawsuit against that company, (ii) sales of childhood vaccines to governmental purchasers, and (iii) prices charged for certain agricultural products. Cyanamid has been informally advised by the Federal Trade Commission that it has closed its investigation relating to childhood vaccines.

               Cyanamid has been named as one of many defendant pharmaceutical manufacturers and distributors in a number of federal and state civil antitrust suits alleging that the defendants conspired to discriminate against retail druggists by providing lower prices to mail order pharmacies, health maintenance organizations and similar purchasers.

                 As of December 31, 1993, Cyanamid was a party to, or otherwise involved in, legal proceedings directed at the cleanup of 39 Superfund sites, including the Bound Brook site. As of March
30, 1994, the number of Superfund sites is 40. These 40 sites include certain sites for which Cytec and Cyanamid have agreed to share responsibility. See Note 2 to the Consolidated Financial Statements in the Shareholders Report. In many cases, future environmental related expenditures cannot be quantified with a reasonable degree of accuracy. It is Cyanamid's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable.  The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. The aggregate environmental related accruals were $187.3 and $120.4 at December
31, 1993, and 1992, respectively.   The increase in the accrual
from 1992 to 1993 relates primarily to the Bound Brook facility and results from the determination of a method and a cost for remediating three lagoons at the Bound Brook site. The cost of cleanups for which Cyanamid remains primarily liable may be in excess of current environmental related accruals. All accruals have been recorded without giving effect to any possible future insurance proceeds. Insurance coverage of various environmental matters are currently being litigated but potential recoveries, if any, are unknown at this time. Cash expenditures often lag by a number of years the period in which an accrual is recorded.

               While it is not feasible to predict the outcome of all pending suits and claims, based on the most recent review by management of these matters, management is of the opinion that their ultimate disposition will not have a material adverse effect upon the consolidated financial position of Cyanamid.

Item 4.  Submission of Matters to a Vote of Security Holders.

               No matter was submitted during the fourth quarter of Cyanamid's fiscal year 1993 to a vote of security holders.

Item 10 (in part). Executive Officers of the Registrant.

                                                  Year first elected
Name                         Position              to present office   Age

Albert J. Costello       Director (1990), Chairman          1993        58
                               of the Board (1993),
                               Chief Executive
                               Officer (1993) and Chairman
                               of the Executive Committee

Frank V. AtLee                 Director (1990), President   1993        53
                               (1993), Chairman of Cyanamid
                               International, and Member of
                               the Executive Committee

David R. Bethune               Group Vice President and     1992      53
                               Member of the Executive
                               Committee


David Lilley                 Group Vice President and       1992      47
                               Member of the Executive
                               Committee

William J. Murray           Group Vice President and         1992      49
                               Member of the Executive
                               Committee

Larry Ellberger                Vice President                1992      46

Terence D. Martin              Vice President,               1991        50
                               Treasurer (1994), Chief
                               Financial Officer (1991),
                               Chairman of the Committee on
                               Investment of Pension Funds
                               and Member of the Executive
                               Committee

Joseph S. McAuliffe            Vice President and            1993      54
                             General Counsel

William A. Stiller             Vice President                1991        42

Paul W. Wood                   Vice President, External      1990        49
                               Affairs

      All of the executive officers of Cyanamid except Mr. Wood have held positions involving executive or management functions with Cyanamid for at least the past five years. Mr. Wood has been employed at Cyanamid since April 1990. Prior thereto, he had been Vice President, Investor Relations, of Squibb Corporation and previously Director, Investor Relations, of Upjohn Company.

      The Executive Committee is not a committee of Cyanamid's Board of Directors.


                                   PART II

Item 5.       Market for Registrant's Common Equity and Related
            Shareholder Matters.

      "Financial Review-Common Stock and Dividends Paid" in the
Shareholders Report on page 33 is incorporated by reference.

Item 6.    Selected Financial Data.

      "Five-Year Summary" in the Shareholders Report on page 53 is incorporated by reference.

      The selected financial data should be read in conjunction with the consolidated financial statements. See Item 8.

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

      "Discussion and Analysis of Financial Condition and Results of Operations" in the Shareholders Report on pages 54 through 58 is incorporated by reference.

Item 8.      Financial Statements and Supplementary Data.

      The consolidated financial statements on pages 35 through 51, together with the report thereon of KPMG Peat Marwick dated
February 8, 1994, on page 52, and "Financial Review-Quarterly
Results" on page 34, of the Shareholders Report, are incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       None.


                                    PART III

Item 10 (in part).  Directors and Executive Officers of the
                     Registrant.

      The information set forth on pages 2 through 6 (exclusive of descriptions of committees of the Board of Directors) under "Election of Directors" in the Proxy Statement for the Annual
Meeting of Shareholders, dated March 8, 1994, (the "Proxy
Statement") is incorporated by reference. The information incorporated by reference hereby is also responsive to the information required by Item 12. See also Item 10 (in part) in
Part I of this Report.

Item 11.  Executive Compensation.

      The information on pages 14 through 29 of the Proxy Statement, under "Executive Compensation" and "Directors' Compensation", is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.

      See Item 10.

Item 13.  Certain Relationships and Related Transactions.

      None.




                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.
                                        (a)
      1.     Financial statements (Incorporated by reference. See Item
             8.)

      Independent Auditors' Report
      Consolidated Statements of Operations
      Consolidated Statements of Earnings Employed in the
       Business
      Consolidated Balance Sheets
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

      2.  Financial statement schedules.

      Independent Auditors' Report

      Financial Statement Schedules for each of the years in the three-year period ended December 31, 1993:

      V      - Plants, equipment and facilities
      VI     - Accumulated depreciation of plants,
                equipment and facilities
      VIII   - Valuation and qualifying accounts
      IX     - Short-term borrowings

      All other schedules have been omitted because they are not applicable or the information required is shown in the consolidated financial statements or notes thereto.


      3.  Exhibits.

(3)   A -    Restated Articles of Incorporation of Registrant as
             amended through April 20, 1987 are incorporated by reference to Exhibit (3) A of Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1987.

      B -    By-Laws of Registrant as amended through March 10,
             1987 are incorporated by reference to Exhibit (3)D of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

(4)   A -    Form of Rights Agreement, dated as of March 10,
             1986, between American Cyanamid Company and The
             Chase Manhattan Bank, N.A., which includes as
             Exhibit A thereto the Form of Certificate of Designation, Rights and Preferences of Series A
             Junior Participating Preferred Stock of Registrant, and as Exhibit B thereto the Form of Rights
             Certificate, is incorporated by reference to
             Exhibit 1 to the Preferred Stock Purchase Rights
             Registration Statement on Form 8-A filed by
             Registrant on March 18, 1986.

      B -    Amendment No. 1, dated April 30, 1986 to Rights
             Agreement is incorporated by reference to Form 8 filed by Registrant on May 1, 1986.

      C -    Amendment No. 2, dated May 18, 1987 to Rights
             Agreement is incorporated by reference to Form 8 filed by Registrant on May 19, 1987.

      D - Letter Agreement, dated March 2, 1992, appointing Mellon Bank, N.A. as successor Rights Agent under the Rights Agreement is incorporated by reference to Exhibit (4)B of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

      E -    See Exhibits (3)A, (3)B, (4)A, (4)B, (4)C and (4)D
             for rights of holders of Common Stock.

      F - No instrument defining the rights of the holders of any long-term debt of Registrant or any subsidiary authorizes issuance of debt securities of 10% or more of the total assets of the Registrant and its subsidiaries on a consolidated basis. Accordingly, Registrant agrees, in lieu of filing any such instruments, to provide copies thereof to the Securities and Exchange Commission upon its request, as contemplated by paragraph (b) (4) (iii) of Item 601 of Regulation S-K.

(10)
      A -    Executive Compensation Plans and Arrangements

             1 1977 Employees Stock Plan of Registrant, as amended through August 20, 1985, is incorporated by reference to Exhibit (10)B of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             2 Amendments to the 1977 Employees Stock Plan of Registrant, adopted as of April 21, 1987 and April 19, 1988, are incorporated by reference to Exhibit (10)C of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             3 Amendment to the 1977 Employees Stock Plan of Registrant, adopted as of April 17, 1989, is incorporated by reference to Exhibit (10)C of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

             4 Amendment to the 1977 Employees Stock Plan of Registrant, adopted as of April 20, 1992 is incorporated by reference to Exhibit (10)B of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             5 1984 Employees Stock Plan of Registrant, as amended through April 17, 1990, is incorporated by reference to Exhibit (10)D of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

             6 Amendment to the 1984 Employees Stock Plan of Registrant, adopted as of April 20, 1992, is incorporated by reference to Exhibit (10)C of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             7 1992 Employees Stock Plan of Registrant, adopted as of April 20, 1992, is incorporated by reference to Exhibit (10)A of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             8 Incentive Compensation Plan of Registrant, as amended through December 21, 1993.

             9     Form of Agreement under the Incentive
                   Compensation Plan of Registrant, adopted as of August 20, 1985, is incorporated by reference to Exhibit (10)G of the Registrant's Annual
                   Report on Form 10-K for the year ended
                   December 31, 1985.

             10 Form of Amendment to Agreement under the Incentive Compensation Plan of Registrant, adopted as of April 19, 1988, is incorporated by reference to Exhibit (10)H of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             11    Executive Income Continuity Plan of
                   Registrant, as amended through August 16, 1993.

             12 Amendment to the 1977 Employees Stock Plan, the 1984 Employees Stock Plan, the Executive Income Continuity Plan, the Supplemental Employees Retirement Plan and the Agreements under the Incentive Compensation Plan (Exhibits (10)F and (10)G hereto) of Registrant, adopted as of December 20, 1988, is incorporated by reference to Exhibit (10)J of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             13 Supplemental Employees Retirement Plan of Registrant, as amended through February 21, 1989, is incorporated by reference to Exhibit
                   (10)K of Registrant's Annual Report on Form
                   10-K for the year ended December 31, 1988.

             14 Supplemental Employees Retirement Plan Trust Agreement, between the Registrant and Morgan Guaranty Trust Company of New York, dated September 19, 1989, is incorporated by reference to Exhibit (10)K of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

             15 ERISA Excess Retirement Plan of Registrant, adopted as of February 21, 1989, is incorporated by reference to Exhibit (10)N of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             16    ERISA Excess Retirement Plan Trust
                   Agreement, between the Registrant and Morgan
                   Guaranty Trust Company of New York, dated
                   September 19, 1989, is incorporated by
                   reference to Exhibit (10)M of Registrant's
                   Annual Report on Form 10-K for the year ended December 31, 1989.

             17 Compensation Taxation Equalization Plan of Registrant, adopted as of February 21, 1989, is incorporated by reference to Exhibit (10)P of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             18    Restricted and Deferred Stock Plan for
                   Non-Employee Directors of Registrant, adopted as of April 18, 1988, is incorporated by reference to Exhibit (10)Q of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             19 Amendment to the Restricted and Deferred Stock Plan for Non-Employee Directors of Registrant, adopted as of April 20, 1992, is incorporated by reference to Exhibit (10)E of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             20 Key Management Group Personal Excess Liability Insurance Policy made available by the Registrant to key management personnel, is incorporated by reference to Exhibit (10)R of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             21 Form of agreement for deferral of directors' compensation is incorporated by reference to Exhibit (10)E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

             22 Form of minimum pension guarantee given to certain executive officers is incorporated by reference to Exhibit (10)M of Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

             23    Non-Employee Directors Retirement Plan,
                   adopted as of April 18, 1989 and amended as of January 1, 1991, is incorporated by reference to Exhibit (10)S of the Registrant's Annual
                   Report on Form 10-K for the year ended
                   December 31, 1990.

             24 Non-Employee Directors Retirement Plan Trust Agreement, between the Registrant and Morgan Guaranty Trust Company of New York, dated September 19, 1989, is incorporated by reference to Exhibit (10)T of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

             25 Supplemental Retirement Plan for Existing Retirees, adopted as of August 16, 1988, is incorporated by reference to Exhibit (10)U of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

             26 Form of Trust Agreement to the Supplemental Retirement Plan for Existing Retirees, adopted as of August 16, 1988, is incorporated by reference to Exhibit (10)V of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

             27    Employment Agreement of T. D. Martin, signed
                   October 17, 1988.

(13) Annual Report to Shareholders for the year ended December 31, 1993. Except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report on Form 10-K.

(21)         Subsidiaries of Registrant.

(23)         Consent of KPMG Peat Marwick.

(24)  A-K    Powers of Attorney of F. V. AtLee, D. M. Culver,
             A. R. Dragone,  R. Halstead,  A. J. Levine,
             P. W. MacAvoy,  V. T. Marchesi, T. D. Martin,
             G. J. Sella, Jr., M. Tanenbaum and         A. Wexler.


                                (b)

   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Undertaking

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-61193, 2-76933, 2-95992, 33-34218, 33-50242 and 33-60140.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                               SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN CYANAMID COMPANY
                                              (Registrant)



DATE:  March 30, 1994                    By A. J. Costello
                                               A. J. Costello
                                           Chairman and Chief
                                               Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




DATE:  March 30, 1994                       A. J. Costello
                                            A. J. Costello
                                            Chairman and Chief
                                            Executive Officer
                                            (Principal Executive
                                      Officer and Director)


                            F. V. AtLee, Director

                            D. M. Culver, Director

                            A. R. Dragone, Director

DATE: March 30, 1994   R. Halstead, Director  By R. T. Ritter
                                                           (Attorney-in
                            A. J. Levine, Director   Fact)

                            P. W. MacAvoy, Director

                           V. T. Marchesi, Director

                            T. D. Martin, Vice President
                            (Principal Financial
                            Officer)



                            R. T. Ritter, Controller
                            (Principal Accounting
                            Officer)

                            G. J. Sella, Jr., Director

                            M. Tanenbaum, Director

                            A. Wexler, Director

                                          Item 14 (a) 2




                         INDEPENDENT AUDITORS' REPORT







The Board of Directors and Shareholders
American Cyanamid Company:

      Under date of February 8, 1994, we reported on the consolidated balance sheets of American Cyanamid Company and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, earnings employed in the business, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)2 of the accompanying Form 10-
K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and No. 109, "Accounting for Income Taxes", effective January 1, 1993.

KPMG Peat Marwick

KPMG Peat Marwick
Short Hills, New Jersey
February 8, 1994

                                                    Item 14 (a) 2

                                         AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
          SCHEDULE V
<
                                             PLANTS, EQUIPMENT AND FACILITIES

                                               Year ended December 31, 1993
                                                   (Millions of dollars)
                                                                                   Other
Changes
                                                                                    Add
    (Deduct)
                                     Balance       Additions    Sales and     Translation
          Balance
     Classification              January 1, 1993   at Cost(3) Retirements     Adjustments
Other(1)   December 31, 1993
Land                              $   68.8         $ 10.0      $   -           $ (2.0)     $
59.3        $  136.1
Buildings                            743.7           78.4         9.4           (10.3)
77.0           879.4
Machinery and equipment            1,683.2          223.3        90.7           (30.9)
103.2         1,888.1
Construction in progress             214.2           (6.2)         -             (4.8)
(.8)          202.4
                                  $2,709.9         $305.5      $100.1          $(48.0)
$238.7        $3,106.0

                                                 ACCUMULATED DEPRECIATION OF
         SCHEDULE VI

                                              PLANTS, EQUIPMENT AND FACILITIES

                                                Year ended December 31, 1993
                                                    (Millions of dollars)

                                                  Additions                       Other Changes

                                                  charged to                       Add
    (Deduct)
                                    Balance       costs and   Sales and      Translation
         Balance
     Classification             January 1, 1993  Expenses(2) Retirements     Adjustments
Other(1)   December 31, 1993
Land                              $     .9         $   -       $   -           $   -       $
- -         $     .9
Buildings                            165.8           28.1         7.7            (3.8)
28.5           210.9
Machinery and equipment              980.1          158.8        88.1           (15.3)
88.4         1,123.9
                                  $1,146.8         $186.9      $ 95.8          $(19.1)
$116.9        $1,335.7

(1) Other changes principally resulted from business acquisitions, disposals of businesses, salvage credits, dismantlement
    charges and reclassifications.

(2) The method of depreciation is disclosed in Note 1 to the Consolidated Financial Statements.
In view of the variety
    of plants, equipment and facilities, it is not considered practicable to list the rates used in determining
    depreciation expense.  However, the aggregate charge for depreciation was equivalent to
7.2% of the average amount
    of depreciable plants, equipment and facilities.

(3) Additions to construction in progress represent the net result of cash expenditures and transfers from construction
    in progress.

PAGE

                                        AMERICAN CYANAMID COMPANY AND SUBSIDIARIES                        SCHEDULE V

                                             PLANTS, EQUIPMENT AND FACILITIES

                                               Year ended December 31, 1992
                                                   (Millions of dollars)

                                                                                  Other Changes
                                                                                   Add (Deduct)
                                    Balance      Additions    Sales and      Translation                  Balance
     Classification             January 1, 1992   at Cost    Retirements     Adjustments  Other(1)   December 31, 1992
Land                              $   63.5         $  4.1      $   .3         $  (.1)      $ 1.6         $   68.8
Buildings                            679.1           76.5        10.1           (9.3)        7.5            743.7
Machinery and equipment            1,586.2          186.9        50.1          (28.0)      (11.8)         1,683.2
Construction in progress             180.5           43.6          -            (8.0)       (1.9)           214.2
                                  $2,509.3         $311.1      $ 60.5         $(45.4)      $(4.6)        $2,709.9

                                               ACCUMULATED DEPRECIATION OF                               SCHEDULE VI

                                             PLANTS, EQUIPMENT AND FACILITIES

                                               Year ended December 31, 1992
                                                   (Millions of dollars)

                                                  Additions                       Other Changes
                                                  charged to                       Add (Deduct)
                                    Balance       costs and   Sales and      Translation                  Balance
     Classification             January 1, 1992  Expenses(2) Retirements     Adjustments  Other(1)   December 31, 1992
Land                              $     .9         $   -       $   -          $   -        $  -          $     .9
Buildings                            156.4           24.7        10.2           (2.1)       (3.0)           165.8
Machinery and equipment              901.8          147.4        47.2          (15.7)       (6.2)           980.1
                                  $1,059.1         $172.1      $ 57.4         $(17.8)      $(9.2)        $1,146.8

(1)   Other changes principally resulted from business acquisitions, disposals of businesses, salvage credits, dismantlement charges and reclassifications.

(2)   The method of depreciation is disclosed in Note 1 to the Consolidated Financial Statements.  In view of the variety of plants, equipment and facilities, it is not considered practicable to list the rates used in determining deprecitation expense.  However, the aggregate charge for depreciation was equivalent to 7.4% of the average amount of depreciable plants, equipment and facilities.


                                          AMERICAN CYANAMID COMPANY AND SUBSIDIARIES                        SCHEDULE V
                                             PLANTS, EQUIPMENT AND FACILITIES

                                               Year ended December 31, 1991
                                                   (Millions of dollars)
                                                                                  Other Changes
                                                                                   Add (Deduct)
                                    Balance      Additions    Sales and      Translation                  Balance
     Classification             January 1, 1990  at Cost(3)  Retirements     Adjustments  Other(1)   December 31, 1991
Land                              $   37.8         $ 25.9      $  1.2         $  (.6)      $ 1.6         $   63.5
Buildings                            582.5          119.9        13.0           (9.5)        (.8)           679.1
Machinery and equipment            1,457.2          226.8        63.9          (29.2)       (4.7)         1,586.2
Construction in progress             259.9          (72.4)         -            (3.3)       (3.7)           180.5
                                  $2,337.4         $300.2      $ 78.1         $(42.6)      $(7.6)        $2,509.3

                                                 ACCUMULATED DEPRECIATION OF                               SCHEDULE VI

                                             PLANTS, EQUIPMENT AND FACILITIES

                                               Year ended December 31, 1991
                                                   (Millions of dollars)

                                                 Additions                        Other Changes
                                                 charged to                        Add (Deduct)
                                    Balance      costs and    Sales and      Translation                  Balance
     Classification             January 1, 1990 Expenses(2)  Retirements     Adjustments  Other(1)   December 31, 1991
Land                              $     .9         $   -       $   -          $   -       $   -         $     .9
Buildings                            155.3           21.7        12.2           (3.1)       (5.3)          156.4
Machinery and equipment              842.7          135.0        52.6          (14.3)       (9.0)          901.8
                                  $  998.9         $156.7      $ 64.8         $(17.4)     $(14.3)       $1,059.1

(1) Other changes principally resulted from business acquisitions, disposals of businesses, salvage credits, dismantlement charges and reclassifications.

(2) The method of depreciation is disclosed in Note 1 to the Consolidated Financial Statements.  In view of the variety of plants, equipment and facilities, it is not considered practicable to list the rates used in determining depreciation expense.  However, the aggregate charge for depreciation was equivalent to 7.3% of the average amount of depreciable plants, equipment and facilities.

(3) Additions to construction in progress represent the net result of cash expenditures and transfers from construction in progress.

                                                           Item 14 (a) 2
                                                                   SCHEDULE VIII




                   AMERICAN CYANAMID COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                          Year ended December 31, 1993
                              (Millions of dollars)



                                     Additions
                                   or (deductions)    Other
                       Balance        charged        additions         Balance
                      January 1,    or (credited)      or            December 31,
  Description           1993        to expenses     (deductions)         1993
Reserves deducted
  from related
  assets:

Accounts receivable    $33.8            $11.7        ($5.4)(1)         $40.1

Total investments
  and advances and
  other assets          $67.0            $16.6         ($.6)           $83.0

Deferred tax assets    $33.9            $61.4(2)      ($3.7)           $91.6


(1)  Principally bad debts written off, less recoveries.

(2) Principally net operating loss carryforwards assumed in the acquisition of Immunex Corporation.



















                                                                          SCHEDULE VIII




                             AMERICAN CYANAMID COMPANY AND SUBSIDIARIES

                                  VALUATION AND QUALIFYING ACCOUNTS

                                    Year ended December 31, 1992
                                        (Millions of dollars)



                                    Additions
                                   or (deductions)    Other
                      Balance         charged        additions         Balance
                     January 1,    or (credited)        or           December 31,
   Description          1992        to expenses     (deductions)         1992
Reserves deducted
  from related
  assets:

Accounts receivable   $30.3             $10.1         $(6.6)(1)         $33.8

Total investments
  and advances and
  other assets         $39.0            $28.0        $  -               $67.0




(1)  Principally bad debts written off, less recoveries and exchange.






















                                                                  SCHEDULE VIII




                    AMERICAN CYANAMID COMPANY AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                           Year ended December 31, 1991
                               (Millions of dollars)



                                    Additions
                                  or (deductions)      Other
                      Balance         charged        additions         Balance
                     January 1,    or (credited)        or           December 31,
  Description           1991        to expenses     (deductions)         1991
Reserves deducted
  from related
  assets:

Accounts receivable   $31.5             $8.8         $(10.0)(1)         $30.3

Total investments
  and advances and
  other assets         $58.0            $9.1        $(28.1)(2)          $39.0


(1)  Principally bad debts written off, less recoveries.

(2) Results mainly from sales of investments with established valuation allowances.













                                              Item 14 (a) 2
                                                                                     SCHEDULE
IX

                         AMERICAN CYANAMID COMPANY AND SUBSIDIARIES

                                    SHORT-TERM BORROWINGS

                                Year ended December 31, 1993
                                    (Millions of dollars)



                                                 Weighted
Category of                       average        Maximum       Average        Weighted
aggregate           Balance    interest rate     amount        amount         average
short-term        December 31, December 31,    outstanding   outstanding   interest rate
borrowings            1993         1993      during 1993(3) during 1993(4) during 1993(5)
Bank borrowings(l)   $ 66.4        11.3%         $ 45.5        $ 34.1           14.8%

Commercial paper(2)   366.2         3.4%          430.0         255.0            3.2%

                     $432.6         4.6%         $475.5        $289.1            4.6%



(1)  Bank borrowings are comprised of short-term borrowings principally from foreign banks.
     The weighted average interest rates do not include the effect of foreign exchange gains attributable to the debt, which tend to offset the higher interest rates in highly inflationary economies.

(2)  Commercial paper represents short-term domestic borrowings.

(3)  Represents the maximum aggregate short-term borrowings at any month end during the year.

(4)  Represents average monthly bank and average daily commercial paper borrowings, as applicable.

(5)  Calculated by relating appropriate interest expense to monthly average bank and to daily average commercial paper borrowings, as applicable.





















PAGE

                                                                              SCHEDULE IX

                         AMERICAN CYANAMID COMPANY AND SUBSIDIARIES

                                      SHORT-TERM BORROWINGS

                                Year ended December 31, 1992
                                    (Millions of dollars)



                                          Weighted
Category of                                        average              Maximum    Average
Weighted
aggregate                   Balance    interest rate     amount        amount         average
short-term        December 31, December 31,    outstanding   outstanding   interest rate
borrowings            1992         1992      during 1992(3) during 1992(4) during 1992(5)
Bank borrowings(l)    $41.2        13.7%         $241.1        $ 71.2          11.5%

Commercial paper(2)    33.0         3.6%          175.3          67.3           4.2%

                      $74.2         9.1%         $416.4        $138.5           8.0%



(1)  Bank borrowings are comprised of short-term borrowings principally from foreign banks.
     The weighted average interest rates do not include the effect of foreign exchange gains attributable to the debt, which tend to offset the higher interest rates in highly inflationary economies.

(2)  Commercial paper represents short-term domestic borrowings.

(3)  Represents the maximum aggregate short-term borrowings at any month end during the year.

(4)  Represents average monthly bank and average daily commercial paper borrowings, as applicable.

(5)  Calculated by relating appropriate interest expense to monthly average bank and to daily average commercial paper borrowings, as applicable.






















                                                                              SCHEDULE IX


                         AMERICAN CYANAMID COMPANY AND SUBSIDIARIES

                                    SHORT-TERM BORROWINGS

                                Year ended December 31, 1991
                                    (Millions of dollars)


                                  Weighted
Category of                       average        Maximum       Average        Weighted
aggregate            Balance    interest rate     amount        amount         average
short-term        December 31, December 31,    outstanding   outstanding   interest rate
borrowings            1991         1991      during 1991(3) during 1991(4) during 1991(5)
Bank borrowings(l)   $ 89.8        12.5%         $ 96.5        $ 75.2          14.8%

Commercial paper(2)    76.4         5.0%           93.7          62.6           6.1%

                     $166.2         8.7%         $190.2        $137.8          10.9%



(1)  Bank borrowings are comprised of short-term borrowings principally from foreign banks.
     The weighted average interest rates do not include the effect of foreign exchange gains attributable to the debt, which tend to offset the higher interest rates in highly inflationary economies.

(2)  Commercial paper represents short-term domestic borrowings.

(3)  Represents the maximum aggregate short-term borrowings at any month end during the year.

(4)  Represents average monthly bank and average daily commercial paper borrowings, as applicable.

(5)  Calculated by relating appropriate interest expense to monthly average bank and to daily average commercial paper borrowings, as applicable.




















                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              Form 10-K

(Mark One)
   / x /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


             For the fiscal year ended      December 31, 1993
                                     OR
  /   /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the Transition period from             to
                        Commission file number 1-3426

                    AMERICAN CYANAMID COMPANY

     (Exact name of registrant as specified in its charter)

            Maine                                13-0430890
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

       One Cyanamid Plaza
       Wayne, New Jersey
(Address of principal executive offices)              07470
                                                              (Zip Code)

Registrant's telephone number,
including area code (201) 831-2000

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
      Title of each class                 which registered
       Common Stock, par
      value $5 per share                    New York Stock Exchange

       7 3/8% Sinking Fund
      Debentures Due 2001                New York Stock Exchange

       8 3/8% Sinking Fund
      Debentures Due 2006                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                         None
                               (Title of Class)
                                       EXHIBITS
         INDEX TO EXHIBITS

(3)   A -    Restated Articles of Incorporation of Registrant
             as amended through April 20, 1987 are incorporated by reference to Exhibit (3) A of Registrant's
             Annual Report on Form 10-K for the year ended
             December 31, 1987.

      B -    By-Laws of Registrant as amended through March 10,
             1987 are incorporated by reference to Exhibit (3)D of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

(4)   A -    Form of Rights Agreement, dated as of March 10,
             1986, between American Cyanamid Company and The
             Chase Manhattan Bank, N.A., which includes as
             Exhibit A thereto the Form of Certificate of Designation, Rights and Preferences of Series A
             Junior Participating Preferred Stock of
             Registrant, and as Exhibit B thereto the Form of Rights Certificate, is incorporated by reference to Exhibit 1 to the Preferred Stock Purchase
             Rights Registration Statement on Form 8-A filed by
             Registrant on March 18, 1986.

      B -    Amendment No. 1, dated April 30, 1986 to Rights
             Agreement is incorporated by reference to Form 8 filed by Registrant on May 1, 1986.

      C -    Amendment No. 2, dated May 18, 1987 to Rights
             Agreement is incorporated by reference to Form 8 filed by Registrant on May 19, 1987.

      D - Letter Agreement, dated March 2, 1992, appointing Mellon Bank, N.A. as successor Rights Agent under the Rights Agreement is incorporated by reference to Exhibit (4)B of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

      E -    See Exhibits (3)A, (3)B, (4)A, (4)B, (4)C and (4)D
             for rights of holders of Common Stock.

      F - No instrument defining the rights of the holders of any long-term debt of Registrant or any subsidiary authorizes issuance of debt securities of 10% or more of the total assets of the Registrant and its subsidiaries on a consolidated basis. Accordingly, Registrant agrees, in lieu of filing any such instruments, to provide copies thereof to the Securities and Exchange Commission upon its request, as contemplated by paragraph (b)
             (4) (iii) of Item 601 of Regulation S-K.

(10)
      A -    Executive Compensation Plans and Arrangements

             1 1977 Employees Stock Plan of Registrant, as amended through August 20, 1985, is incorporated by reference to Exhibit (10)B of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             2 Amendments to the 1977 Employees Stock Plan of Registrant, adopted as of April 21, 1987 and April 19, 1988, are incorporated by reference to Exhibit (10)C of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             3 Amendment to the 1977 Employees Stock Plan of Registrant, adopted as of April 17, 1989, is incorporated by reference to Exhibit (10)C of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

             4 Amendment to the 1977 Employees Stock Plan of Registrant, adopted as of April 20, 1992 is incorporated by reference to Exhibit (10)B of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             5 1984 Employees Stock Plan of Registrant, as amended through April 17, 1990, is incorporated by reference to Exhibit (10)D of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

             6 Amendment to the 1984 Employees Stock Plan of Registrant, adopted as of April 20, 1992, is incorporated by reference to Exhibit (10)C of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             7 1992 Employees Stock Plan of Registrant, adopted as of April 20, 1992, is incorporated by reference to Exhibit (10)A of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             8 Incentive Compensation Plan of Registrant, as amended through December 21, 1993.

             9     Form of Agreement under the Incentive
                   Compensation Plan of Registrant, adopted as of August 20, 1985, is incorporated by reference to Exhibit (10)G of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

             10 Form of Amendment to Agreement under the Incentive Compensation Plan of Registrant, adopted as of April 19, 1988, is incorporated by reference to Exhibit (10)H of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             11    Executive Income Continuity Plan of
                   Registrant, as amended through August 16, 1993.

             12 Amendment to the 1977 Employees Stock Plan, the 1984 Employees Stock Plan, the Executive Income Continuity Plan, the Supplemental Employees Retirement Plan and the Agreements under the Incentive Compensation Plan (Exhibits (10)F and (10)G hereto) of Registrant, adopted as of December 20, 1988, is incorporated by reference to Exhibit (10)J of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             13 Supplemental Employees Retirement Plan of Registrant, as amended through February 21, 1989, is incorporated by reference to Exhibit
                   (10)K of Registrant's Annual Report on Form
                   10-K for the year ended December 31, 1988.

             14 Supplemental Employees Retirement Plan Trust Agreement, between the Registrant and Morgan Guaranty Trust Company of New York, dated September 19, 1989, is incorporated by reference to Exhibit (10)K of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

             15 ERISA Excess Retirement Plan of Registrant, adopted as of February 21, 1989, is incorporated by reference to Exhibit (10)N of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             16    ERISA Excess Retirement Plan Trust
                   Agreement, between the Registrant and Morgan
                   Guaranty Trust Company of New York, dated
                   September 19, 1989, is incorporated by
                   reference to Exhibit (10)M of Registrant's
                   Annual Report on Form 10-K for the year ended December 31, 1989.

             17 Compensation Taxation Equalization Plan of Registrant, adopted as of February 21, 1989, is incorporated by reference to Exhibit (10)P of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             18    Restricted and Deferred Stock Plan for
                   Non-Employee Directors of Registrant, adopted as of April 18, 1988, is incorporated by reference to Exhibit (10)Q of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             19 Amendment to the Restricted and Deferred Stock Plan for Non-Employee Directors of Registrant, adopted as of April 20, 1992, is incorporated by reference to Exhibit (10)E of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             20    Key Management Group Personal Excess
                   Liability Insurance Policy made available by the Registrant to key management personnel, is incorporated by reference to Exhibit (10)R of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             21 Form of agreement for deferral of directors' compensation is incorporated by reference to Exhibit (10)E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

             22 Form of minimum pension guarantee given to certain executive officers is incorporated by reference to Exhibit (10)M of Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

             23 Non-Employee Directors Retirement Plan, adopted as of April 18, 1989 and amended as of January 1, 1991, is incorporated by reference to Exhibit (10)S of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

             24 Non-Employee Directors Retirement Plan Trust Agreement, between the Registrant and Morgan Guaranty Trust Company of New York, dated September 19, 1989, is incorporated by reference to Exhibit (10)T of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

             25 Supplemental Retirement Plan for Existing Retirees, adopted as of August 16, 1988, is incorporated by reference to Exhibit (10)U of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

             26    Form of Trust Agreement to the Supplemental
                   Retirement Plan for Existing Retirees,
                   adopted as of August 16, 1988, is
                   incorporated by reference to Exhibit (10)V of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

             27    Employment Agreement of T. D. Martin, signed
                   October 17, 1988.

(13) Annual Report to Shareholders for the year ended December 31, 1993. Except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, such Annual Report to Shareholders is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report on Form 10-K.

(21)         Subsidiaries of Registrant.

(23)         Consent of KPMG Peat Marwick.

(24)  A-K    Powers of Attorney of F. V. AtLee, D. M. Culver,
             A. R. Dragone,  R. Halstead,  A. J. Levine,
             P. W. MacAvoy,  V. T. Marchesi, T. D. Martin,
             G. J. Sella, Jr., M. Tanenbaum and         A. Wexler.