Form 10-Q
period 1994-03-31
AMERICAN CYANAMID CO
filed 1994-05-13
CIK 4829

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC  20549
                                           FORM 10-Q

(Mark One)
                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 /  X   /                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarter ended March 31, 1994

                                             OR

 /     /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

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


                                         One Cyanamid Plaza
                                       Wayne, New Jersey 07470
                              (Address of principal executive offices)



                                            (201) 831-2000
                        (Registrant's telephone number, including area code)





       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   X    No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 89,754,355 shares of Common Stock, par value $5 per share, were outstanding at March 31, 1994.

       This report, including one exhibit, contains 16 pages numbered sequentially from this cover page. The exhibit index is located at Page 15.

                                                                                        Form 10-Q
                                      PART I FINANCIAL INFORMATION
                               AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            Three months ended
                                                                 March 31,
                                                           1994            1993
                                              (Millions of dollars, except per share amounts)
Net sales                                                $1,254.8        $1,145.5

Expenses:
  Manufacturing cost of sales                               506.1           433.1
  Selling and advertising                                   356.4           332.7
  Research and development                                  160.7           143.2
  Administrative and general                                 84.4            69.4
                                                          1,107.6           978.4

Earnings from operations                                    147.2           167.1

Interest and other income, net                               21.8            22.5
                                                            169.0           189.6
Interest expense                                             16.0            15.1

Earnings before taxes on income                             153.0           174.5

Taxes on income (Note 9)                                     41.6            56.1

Earnings before minority interests                          111.4           118.4

Minority interests                                            5.3            (3.5)

Earnings from continuing operations                         116.7           114.9

Discontinued operations (Notes 2 and 7):
  Earnings from operations,
    net of taxes of $2.0                                       -              3.8
  Cumulative effect of accounting changes                      -           (219.8)
                                                               -           (216.0)

Earnings (loss) before cumulative effect
  of accounting changes                                     116.7          (101.1)

Cumulative effect of accounting changes
  (Note 7)                                                     -           (332.6)

Net earnings (loss)                                      $  116.7        $ (433.7)

Per share of common stock:
Earnings from continuing operations                      $   1.30        $   1.28
Loss from discontinued operations                              -            (2.40)
Earnings (loss) before cumulative effect
  of accounting changes                                      1.30           (1.12)
Cumulative effect of accounting changes                        -            (3.70)

Net earnings (loss)                                      $   1.30        $  (4.82)

Dividends                                                $  .4375        $  .4125

See notes to condensed consolidated financial statements.

                                                                                               Form 10-Q
AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                                          March 31,     December 31,
                                                            1994            1993
                                                            (Millions of dollars)
  Assets
  Current assets
    Cash and cash equivalents                             $          323.5        $   426.1
    Marketable securities and time deposits                          114.0            101.7
    Accounts receivable, less allowance for doubtful
      accounts                                                     1,338.6          1,120.1
    Inventories                                                    1,039.4         1,027.9
    Deferred tax assets                                              412.1           410.1

      Total current assets                                         3,227.6         3,085.9

  Investments and advances                                           377.7            307.2

  Plants, equipment and facilities, at cost                3,143.7                  3,106.0
    Less accumulated depreciation                                  1,362.5          1,335.7

      Net plant investment                                         1,781.2          1,770.3

  Intangibles resulting from business acquisitions,
    net of accumulated amortization                                  300.6            305.3
  Deferred tax assets                                                306.2           328.5
  Other assets                                                       282.6            260.2

                                                                  $6,275.9         $6,057.4

  Liabilities and Shareholders' Equity

  Current liabilities
    Accounts payable and accrued expenses                         $1,810.6         $1,860.0
    Short-term borrowings                                            604.7           432.6
    Funded debt installments due within one year                     136.3            182.9
    Income taxes                                                     277.3            254.9

      Total current liabilities                                    2,828.9          2,730.4

  Funded debt                                                        354.6            344.3
  Deferred tax liabilities                                            34.3             27.6
  Other noncurrent liabilities                                     1,440.2          1,444.4
  Minority interests                                                 131.3            143.7

  Shareholders' equity
    Common stock                                                     513.6            513.6
    Additional paid-in capital                                        38.4             38.9
    Earnings employed in the business                              1,525.6          1,448.2
    Accumulated translation and other adjustments                    (46.8)           (49.3)
    Accumulated net unrealized gains on available-
      for-sale securities (Note 8)                                    43.4              -
    Treasury stock, at cost                                         (587.6)          (584.4)

      Total shareholders' equity                                   1,486.6          1,367.0

                                                                  $6,275.9         $6,057.4


  See notes to condensed consolidated financial statements.

                                                                                               Form 10-Q
                               AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Three months ended
                                                                    March 31,
                                                              1994            1993
                                                             (Millions of dollars)
Net cash used for operating activities of
  continuing operations                                     $(107.6)        $  (1.8)
Net cash provided by operating activities of
  discontinued operations                                        -             19.6

Net cash provided by (used for) operating activities         (107.6)           17.8

Cash flows provided by (used for) investing activities

Additions to plants, equipment and facilities                 (69.2)          (65.4)
Available for sale securities:
  Purchases                                                  (130.2)             -
  Sales                                                       123.9              -
  Maturities                                                    5.0              -
Additions to investments -
  principally marketable securities                              -            (81.1)
Reductions to investments -
  principally marketable securities                              -             41.6
Net investing activities of discontinued operations              -            (19.3)
Other, net                                                     (2.6)            2.1

Net cash used for investing activities                       ( 73.1)         (122.1)


Cash flows provided by (used for) financing activities

Change in short-term borrowings, net                          182.4           133.1
Funded debt additions                                          59.1            19.8
Funded debt reductions                                        (91.9)           (9.4)
Purchases of treasury stock                                    (6.2)           (7.9)
Cash dividends                                                (39.3)          (37.2)
Cash component of Cytec dividend                              (26.5)             -
Net financing activities of discontinued operations              -              (.6)
Other, net                                                      1.3             1.2

Net cash provided by financing activities                      78.9            99.0


Effect of exchange rate changes on cash
  and cash equivalents                                          (.8)           (5.5)

Decrease in cash and cash equivalents                        (102.6)          (10.8)

Cash and cash equivalents, beginning of year                  426.1           341.7

Cash and cash equivalents, end of period                    $ 323.5         $ 330.9


See notes to condensed consolidated financial statements.
PAGE

                                                              Form 10-Q

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Millions of dollars, except per share amounts)



(1) The unaudited condensed consolidated financial statement information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements in the American Cyanamid Company (Cyanamid or the company) 1993 Annual Report on Form 10-K.

         In the opinion of management, the financial statement information included herein reflects all adjustments necessary for a fair statement of the information presented as of March 31, 1994 and for the three month periods ended March 31, 1994 and 1993. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

         As described in Note 8 below, the company adopted Statement of Financial Accounting Standards (SFAS) No. 115,
         "Accounting for Certain Investments in Debt and Equity
         Securities", effective January 1, 1994.


(2) On August 17, 1993, the company's Board of Directors approved a formal plan to effect the spin-off of Cytec Industries (Cytec), which encompassed substantially all of the company's chemicals business, including plant food, to shareholders. On December 17, 1993 the Board of Directors declared a dividend payable to shareholders of record as of December 28, 1993, at the rate of one share of Cytec common stock for every seven shares of the company's common stock. On January 24, 1994, the Cytec common shares were distributed as a taxable dividend to shareholders. The company retained a $200.0 preferred stock interest in Cytec.


         In conjunction with the approval of the formal plan to effect the spin-off, operating results of the chemicals business have been accounted for as discontinued operations since the third quarter of 1993. Accordingly, the first quarter 1993 condensed consolidated financial statements have been restated to exclude amounts for discontinued operations from captions applicable to continuing operations.

         Net sales of Cyanamid's chemicals business for the three month period ended March 31, 1993 were $255.8.


(3) On June 1, 1993 shareholders of Immunex Corporation (Immunex) approved an agreement to create a new biopharmaceutical company by merging the company's North American Lederle oncology business with Immunex. The company also contributed $350.0 to the new company, which retained the Immunex name, and received 53.5% of the common stock of the new company while Immunex shareholders retained the remaining 46.5%. The acquisition was reflected as a purchase in the accompanying condensed consolidated financial statements. The net assets and operating loss attributable to the equity interest not acquired by the company is included in the caption "Minority interests".
PAGE

                                                             Form 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Millions of dollars, except per share amounts)
                                      (Continued)

         In the third quarter of 1993, Cyanamid and The Shell Petroleum Company Limited (Shell) signed an agreement pursuant to which the company later acquired substantially all assets and liabilities of the Shell companies' crop protection business outside of North America. The Shell acquisition, reflected as a purchase in the accompanying condensed consolidated financial statements, was substantially complete by the end of 1993. The total purchase price will aggregate approximately $400.0, when all phases of the acquisition are finalized, plus royalty payments on future product sales.

(4) In the fourth quarter of 1993, the company commenced a global, companywide restructuring program, which is expected to be accomplished over three years. The restructuring includes a reduction in the company's workforce, primarily in the medical business, and other cost-cutting measures designed to meet increasingly competitive market conditions and government health care reform efforts in the United States and Europe. The total workforce reduction is projected to be at least 2,500 positions and will take place over three years. About half of the reduction will take place in the United States; the balance will be overseas. The facilities affected include Pearl River, New York and multiple locations overseas. A pre-tax charge of $207.9 for these costs was reflected in the company's operating results for the fourth quarter of 1993.

         The major components of this charge were $132.7 for severance and related outplacement costs to reduce the company's workforce; $22.1 to curtail and consolidate certain product lines; $17.6 to reduce to estimated realizable amounts the carrying value of certain assets related to manufacturing operations to be discontinued as part of the restructuring program; and $35.5 for other restructuring measures including the writeoff of certain intangibles, plant decommissioning expenses and certain contract terminations. After allowing for tax benefits of $74.5, the restructuring provision reduced earnings from continuing operations and net earnings by $133.4, or $1.48 per share. Total cash outflows associated with the restructuring, primarily severance related, are projected to be approximately $150.0, are expected to be concentrated in the earlier periods of the restructuring program, and will be funded by cash flows provided by operating activities.

         The company anticipates that efficiencies related to the restructuring, primarily reduced labor and related benefits costs, will be phased in over the next several years. The estimated annual benefit of the efficiencies, when fully realized, continues to be approximately $100.0 on an after-tax basis.

         Since implementation of the restructuring program, the restructuring accruals have decreased by approximately $27.3 due primarily to cash expenditures related to severance costs and non-cash charges to curtail and consolidate certain product lines.


(5) Earnings per share of common stock are based on the average number of shares outstanding. The average shares outstanding for the three month periods ended March 31, 1994 and 1993 were 89,818,321 and 90,054,494, respectively.
PAGE

                                                              Form 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Millions of dollars, except per share amounts)
                                      (Continued)

(6) Components of inventories at March 31, 1994 and December 31, 1993 were as follows:

                                                March 31,       December 31,
                                                   1994              1993

             Finished goods                      $  582.4         $  599.3
             Work in progress                       264.1            250.4
             Raw materials and supplies             312.5            276.8
                                                  1,159.0          1,126.5
             Less reduction to LIFO cost           (119.6)           (98.6)
                                                 $1,039.4         $1,027.9


(7) Effective January 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of retiree benefit costs over the active service period of employees to the date of full eligibility for these benefits. The aggregate initial accumulated postretirement benefit obligation at January 1, 1993, was $565.4, net of deferred income tax effects of $355.6, or $6.28 per share. The company elected to record this obligation, measured as of November 30, 1992, as a one-time cumulative charge to earnings. In connection with the spin-off of Cytec, the portion of the cumulative effect of this accounting change applicable to the chemicals business was reflected in discontinued operations. Accordingly, there were charges of $335.0, net of deferred income tax effects of $210.7, or $3.72 per share to continuing operations and $230.4, net of deferred income tax effects of $144.9, or $2.56 per share to discontinued operations. There was no impact on cash flow as the company plans to continue to fund the obligation as the claims are paid.

         Also effective January 1, 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for income taxes. The aggregate cumulative effect of this accounting change was a one-time gain of $13.0, or $.14 per share. In connection with the spin-off of Cytec, the portion of the cumulative effect of this accounting change applicable to the chemicals business was reflected in discontinued operations. Accordingly, there were gains of $2.4 or $.02 per share to continuing operations and $10.6 or $.12 per share to discontinued operations.


(8) Effective January 1, 1994, the company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost. Debt and equity securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in the consolidated statement of operations. The cost of securities sold is based on the specific identification method for debt securities and average cost for equity securities.

PAGE

                                                             Form 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Millions of dollars, except per share amounts)
                                      (Continued)


         The following is a summary of available-for-sale and held-to-maturity securities as of January 1, 1994:

                                                Gross       Gross
                                 Amortized   Unrealized  Unrealized    Fair
                                   Cost        Gains      Losses      Value
       Available-for-sale:

       U.S. Government debt        $ 57.5        $ 1.9       $ .7     $ 58.7
       Corporate & other debt       310.2           .4         .1      310.5
       Total debt securities        367.7          2.3         .8      369.2
       Equity securities             36.3         89.0        2.4      122.9
                                     404.0         91.3        3.2      492.1

       Held-to-maturity:

       Corporate & other debt
         securities                 237.0           -          -       237.0

       Total available-for-sale
          and held-to-maturity
          securities                $641.0        $91.3       $3.2     $729.1

         The fair value of available-for-sale and held-to-maturity securities includes $275.6 of cash equivalents and excludes equity method investments of $34.0 and equity securities, with a cost basis of $9.5, which do not have a readily determinable fair value. Marketable securities and investments and advances at January 1, 1994 were $497.0.

         The adjustment for unrealized net gains on available-for-sale securities included as a separate component of shareholders' equity as of January 1, 1994 was $53.3, net of deferred income tax effects of $34.8.

         The amortized cost and estimated fair value of debt
         securities at January 1, 1994, by contractual maturity, are shown below.  Expected maturities may differ from
         contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
                                                      Amortized        Fair
                                                         Cost          Value

        Available-for-Sale

        Due in one year or less                         $ 70.3         $ 70.4
        Due after one year through five years             48.6           48.9
        Due after five years                             248.8          249.9
                                                        $367.7         $369.2

        Held-to-Maturity

        Due in one year or less                         $237.0         $237.0


(9) The company records income tax expense based upon an estimated full year effective income tax rate. The company's effective income tax rate decreased to 27.2% in the first quarter of 1994 compared to 32.1% in the same quarter last year. The decrease was due primarily to a change in the mix of income among taxing jurisdictions. The effective income tax rate in the first quarter of 1993 did not anticipate the effects of certain items, primarily a change in the mix of income among taxing jurisdictions and the passage in the United States of the Omnibus Budget reconciliation Act of 1993.

                                                                     Form 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Millions of dollars, except per share amounts)
                                      (Continued)

(10) Cash payments during the three months ended March 31, 1994 and 1993 included interest (net of amounts capitalized) of $12.6 and $8.7 and income taxes of $24.6 and $9.6, respectively.


(11) Certain legal proceedings to which the company is a party are discussed in Part II, Item 1 of this report.

PAGE

                                                              Form 10-Q

                    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS




Financial Condition - At March 31, 1994, aggregate debt financing was $1,095.6 million, equal to approximately 40% of total debt and equity including minority interests. The corresponding amounts at December 31, 1993 were $959.8 million and 39%, respectively. The company increased its level of debt financing from December 31, 1993 in order to meet working capital requirements.

For detailed information concerning discontinued operations, the Immunex and Shell acquisitions, cumulative effect of accounting changes and income taxes, refer to Notes 2, 3, 7 and 9, respectively, to the condensed consolidated financial statements.

Results of Operations
Consolidated net sales from continuing operations for the first quarter of 1994 were $1,254.8 million, an increase of 9.5% compared with $1,145.5 million in the first quarter of 1993.

Earnings from continuing operations in the first quarter of 1994 were $116.7 million, or $1.30 per share, compared to $114.9 million, or $1.28 per share, reported in the first quarter of 1993.

Net earnings in the first quarter of 1994 were $116.7 million, or $1.30 per share, compared to a net loss of $433.7 million, or $4.82 per share, reported in the first quarter of 1993. The company incurred a $216.0 million, or $2.40 per share, net loss from discontinued operations in the first quarter of 1993. The net loss from discontinued operations, related to the spin-off of Cytec, included earnings from operations of $3.8 million and a net charge of $219.8 million for the cumulative effect of accounting changes applicable to discontinued operations. The company also incurred a $332.6 million, or $3.70 per share, after-tax charge for the cumulative effect of accounting changes applicable to continuing operations.

Sales of the Medical Group were about even in the first quarter of 1994 compared to the same period a year ago with increased domestic sales of consumer health and oncology products being offset by lower worldwide sales of ethical pharmaceuticals and domestic sales of ophthalmic products. Factors affecting sales included continued generic erosion of off-patent brands, the strengthening of the U.S. dollar against major European currencies and its effect on the translation of foreign sales, and government health care reform efforts in Europe, including cutbacks on state-reimbursed pharmaceutical purchases. Domestic sales of CENTRUM and CENTRUM SILVER multivitamin/multimineral supplements increased in the first quarter of 1994 versus the same period a year ago. Domestic sales of oncology products were higher in the first quarter of 1994 compared to the same period last year due to the Immunex acquisition in June 1993. Worldwide sales of the antibiotic MINOCIN minocycline and the diuretic MAXZIDE triamterene/hydrochlorothiazide declined in the first quarter of 1994 compared to the same period last year due primarily to continued generic competition. Domestic sales of the antibiotic SUPRAX cefixime increased in the first quarter of 1994 compared to last year. Domestic sales of Storz ophthalmic products decreased in the first quarter of 1994 compared to the same period a year ago. Lower sales of HIBTITER Haemophilus b conjugate vaccine and TRI-IMMUNOL diptheria, tetanus and pertussis vaccine in the first quarter of 1994 compared to the same period last year were offset by introductory domestic sales of TETRAMUNE, a childhood combination vaccine of HIBTITER and TRI-IMMUNOL.





All brand names appearing in capital letters are registered trademarks or trademarks owned by or licensed to the company.

                                                                     Form 10-Q
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (Continued)


Medical Group operating earnings declined in the first quarter of 1994 versus the comparable period in 1993. The decrease was due principally to a shift in product mix toward lower margin products, continued price erosion in mature products and the strengthening of the U.S. dollar against major European currencies. In addition, an Immunex operating loss, due primarily to research and development expenditures, had a significant negative impact on the Group's operating earnings. The company acquired a 53.5 percent interest in Immunex in June 1993.

Worldwide sales of the Agricultural Group increased in the first quarter of 1994 versus the same period a year ago. The increase was due to sales gains in crop protection chemicals, primarily sales of products acquired from Shell and higher worldwide sales of PURSUIT and domestic sales of SCEPTER and SQUADRON herbicides. The purchase of the Shell companies' international crop protection business was substantially complete by the end of 1993. Sales of the Group's animal health and nutrition products increased in the first quarter of 1994 versus the same period last year due to sales of products acquired from Shell and the acquisition of an Australian veterinary biologicals company in November 1993.

Agricultural Group operating earnings were higher in the first quarter of 1994 as compared to the same period a year ago due primarily to the impact of higher domestic sales of crop protection chemicals.

Earnings before taxes on income for the first quarter of 1994 and 1993 include exchange losses of $6.4 million and $3.6 million, respectively. The exchange losses were generated primarily by operations in hyperinflationary economies, principally in Latin America.




























All brand names appearing in capital letters are registered trademarks or trademarks owned by or licensed to the company.

PAGE

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

       Deductible amounts under Cyanamid's liability insurance coverage (particularly product and environmental liability) are such that Cyanamid must regard itself, for practical purposes, as self-insured with respect to most events. Cyanamid has a self-insurance program which provides reserves for costs based on past claims experience.

       Cyanamid and its subsidiaries are parties to numerous suits and claims arising out of the conduct of business, many of which involve very large damage claims, including claims for punitive damages. Included among such suits, as of March 31, 1994, are 21 involving personal injury or death allegedly occurring in connection with administration of Cyanamid's DTP (diphtheria-tetanus-pertussis) and oral polio vaccines.

       In 1990, Cyanamid's supplier of MAXZIDE triamterene/ hydrochlorothiazide filed suit against Cyanamid alleging breach of a 1984 exclusive licensing agreement and seeking damages and rights to the MAXZIDE trademarks and trade dress owned by Cyanamid. After a trial on the merits in Federal District Court, a jury rejected the supplier's claims. Cyanamid has appealed the dismissal of its defamation counterclaim and plaintiff has cross-appealed.

       In 1991, a suit was filed against Cyanamid alleging patent infringement by Cyanamid in the sale of HibTITER Haemophilus b conjugate vaccine in the United States and seeking damages. After trial on the merits, a district court held that the HibTITER vaccine did not infringe the patent claims cited by the plaintiffs and that the cited claims were invalid. The Court of Appeals for the Federal Circuit on October 6, 1993, affirmed the District Court's holding that the cited patent claims were not infringed. Plaintiff's Petition for a Writ of Certiorari was denied by the Supreme Court of the United States on May 2, 1994.

       Early in 1994, Cyanamid pleaded guilty to a record keeping misdemeanor and paid a small fine related to allegations that a former Cyanamid employee had manipulated data related to CYGRO coccidiostat in combination with other products. The employee has pleaded guilty to a similar offense.

       The Federal Trade Commission has subpoenaed information concerning (i) Cyanamid's opposition to a petition by another company to the FDA to reclassify sutures and a patent infringement lawsuit against that company, (ii) sales of childhood vaccines to governmental purchasers, and (iii) prices charged for certain agricultural products (which may be similar to a long, moribund but recently revived investigation by the Attorney General of the State of Florida). Cyanamid has been advised by the Federal Trade Commission that it has closed its investigation relating to childhood vaccines.

       Cyanamid has been named as one of many defendant pharmaceutical manufacturers and distributors in a number of federal and state civil antitrust suits alleging that the defendants conspired to discriminate against retail druggists by providing lower prices to mail order pharmacies, health maintenance organizations and similar purchasers.

         As of March 31, 1994, Cyanamid was a party to, or otherwise involved in, legal proceedings directed at the cleanup of 40 Superfund sites, including the Cyanamid-owned Bound Brook site. In many cases, future environmental related expenditures cannot be quantified with a reasonable degree of accuracy. It is Cyanamid's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Cash expenditures often lag by a number of years the period in which an accrual is recorded. Insurance coverage of various environmental matters is currently being litigated; potential recoveries, if any, however, are unknown at this time. Thus all environmental related accruals have been recorded without giving effect to any possible future insurance proceeds. The 40 Superfund sites exclude sites for which Cytec Industries Inc., Cyanamid's former chemicals business which was spun-off to Cyanamid's shareholders through a dividend declared in December 1993 and distributed in January 1994, has agreed to indemnify Cyanamid. Cyanamid has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to indemnify Cyanamid.

       While it is not feasible to predict the outcome of all pending suits and claims, based on the most recent review by management of these matters, management is of the opinion that the ultimate disposition of, or additional provisions for, such suits and claims, will not have a material adverse effect upon the consolidated financial position but could be material to the results of operations in any one accounting period.

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibit 12.1  Ratio of Earnings to Fixed Charges.

       (b)   No reports on form 8-K were filed for the quarter ended
March 31, 1994.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AMERICAN CYANAMID COMPANY
                                                (Registrant)




                                               By:R. T. Ritter
                                                  R. T. Ritter
                                                  Controller and
                                                  Principal Accounting Officer



May 13, 1994

                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC  20549
                                           FORM 10-Q

(Mark One)
                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 /  X   /                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarter ended March 31, 1994

                                             OR

 /     /                                   TRANSITION REPORT PURSUANT TO SECTION
13 OR 15 (d) OF THE
                                              SECURITIES EXCHANGE ACT OF 1934

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


                                         One Cyanamid Plaza
                                       Wayne, New Jersey
07470
                              (Address of principal executive
offices)



                                            (201) 831-
2000
                        (Registrant's telephone number, including area code)




                                   INDEX TO EXHIBITS


                                                                  Page No.


(a)    Exhibit 12.1  Ratio of Earnings to Fixed Charges.                    16