Form 10-Q
period 1994-06-30
AMERICAN CYANAMID CO
filed 1994-08-15
CIK 4829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q

(Mark One)
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 /  X   /          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1994

                                    OR

 /     /          TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                 OF 1934

               For the transition period from          to

                 Commission file number 1-3426

                   American Cyanamid Company
    (Exact name of registrant as specified in its charter)



             Maine                                 13-0430890
State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 89,803,336 shares of Common Stock, par value $5 per share, were outstanding at June 30, 1994.

  This report, including three exhibits, contains 33 pages numbered sequentially from this cover page. The exhibit index is located at Page 18.
PAGE

                                                                                    Form 10-Q
                         PART I FINANCIAL INFORMATION
                  AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ended        Six months ended
                                                    June 30,                 June 30,
                                                1994        1993         1994       1993
                                             (Millions of dollars, except per share amounts)

Net sales                                     $1,499.8    $1,246.5     $2,754.6   $2,392.0

Expenses:
  Manufacturing cost of sales                    622.3       482.2      1,128.4      915.3
  Selling and advertising                        359.3       329.9        715.7      662.6
  Research and development                       164.6       137.3        325.3      280.5
  Administrative and general                      87.1        76.8        171.5      146.2
  Acquired in-process research
    and development (Note 3)                         -       383.6            -      383.6
                                               1,233.3     1,409.8      2,340.9    2,388.2

Earnings (loss) from operations                  266.5      (163.3)       413.7        3.8

Interest and other income (charges), net          (2.0)       12.6         19.8       35.1
                                                 264.5      (150.7)       433.5       38.9

Interest expense                                  16.2        18.0         32.2       33.1

Earnings (loss) before taxes on income           248.3      (168.7)       401.3        5.8

Taxes on income (Note 9)                          68.1        64.8        109.7      120.9

Earnings (loss) before minority interests        180.2      (233.5)       291.6     (115.1)

Minority interests                                 4.9        (1.4)        10.2       (4.9)

Earnings (loss) from continuing operations       185.1      (234.9)       301.8     (120.0)

Discontinued operations (Notes 2 and 7):
  Earnings from operations, net of
    taxes of $3.2 and $5.2, respectively             -         6.2            -       10.0
  Cumulative effect of accounting changes            -           -            -     (219.8)
                                                     -         6.2            -     (209.8)

Earnings (loss) before cumulative effect
  of accounting changes                          185.1      (228.7)       301.8     (329.8)

Cumulative effect of accounting changes
   (Note 7)                                          -           -            -     (332.6)

Net earnings (loss)                           $  185.1    $ (228.7)    $  301.8   $ (662.4)

Per share of common stock:
Earnings (loss) from continuing operations    $   2.06    $  (2.61)    $   3.36   $  (1.33)
Earnings (loss) from discontinued operations         -        0.07            -      (2.33)
Earnings (loss) before cumulative effect
  of accounting changes                           2.06       (2.54)        3.36      (3.66)
Cumulative effect of accounting changes              -           -            -      (3.70)

Net earnings (loss)                           $   2.06    $  (2.54)    $   3.36   $  (7.36)

Dividends                                     $  .4625    $  .4375     $  .9000   $  .8500


See Notes to Condensed Consolidated Financial Statements.
PAGE

                                                                                    Form 10-Q
AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                          June 30,      December 31,
                                                            1994            1993
                                                            (Millions of dollars)
  Assets
  Current assets
    Cash and cash equivalents                             $298.0        $426.1
    Marketable securities and time deposits        179.3         101.7
    Accounts receivable, less allowance for doubtful
      accounts                                   1,389.4       1,120.1
    Inventories                                  1,008.2         1,027.9
    Deferred tax assets                            409.9           410.1

      Total current assets                       3,284.8         3,085.9

  Investments and advances                         363.2         307.2

  Plants, equipment and facilities, at cost                3,212.13,106.0
    Less accumulated depreciation                1,411.0       1,335.7

      Net plant investment                       1,801.1       1,770.3

  Intangibles resulting from business acquisitions,
    net of accumulated amortization                295.6         305.3
  Deferred tax assets                              309.7           328.5
  Other assets                                     259.3         260.2

                                                $6,313.7      $6,057.4

  Liabilities and Shareholders' Equity

  Current liabilities
    Accounts payable and accrued expenses       $1,898.9      $1,860.0
    Short-term borrowings                          422.4           432.6
    Funded debt installments due within one year   102.6         182.9
    Income taxes                                   292.3         254.9

      Total current liabilities                  2,716.2       2,730.4

  Funded debt                                      338.7         344.3
  Deferred tax liabilities                          36.2          27.6
  Other noncurrent liabilities                   1,451.2       1,444.4
  Minority interests                               129.9         143.7

  Shareholders' equity
    Common stock                                   513.6         513.6
    Additional paid-in capital                      38.1          38.9
    Earnings employed in the business            1,669.2       1,448.2
    Accumulated translation and other adjustments  (32.8)        (49.3)
    Accumulated net unrealized gains on available-
      for-sale securities (Note 8)                  38.7              -
    Treasury stock, at cost                       (585.3)       (584.4)

      Total shareholders' equity                 1,641.5       1,367.0

                                                $6,313.7      $6,057.4


  See Notes to Condensed Consolidated Financial Statements.

PAGE

                                                                                    Form 10-Q

                  AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 Six months ended
                                                                     June 30,
                                                              1994            1993
                                                             (Millions of dollars)
Net cash provided by operating activities of
  continuing operations                                     $ 265.4         $ 534.5
Net cash provided by operating activities of
  discontinued operations                                         -            72.4

Net cash provided by operating activities                     265.4           606.9

Cash flows provided by (used for) investing activities

Additions to plants, equipment and facilities                (138.7)         (144.1)
Available for sale securities:
  Purchases                                                  (258.0)              -
  Sales                                                       162.2               -
  Maturities                                                   23.0               -
Additions to investments -
  principally marketable securities                               -          (232.8)
Reductions to investments -
  principally marketable securities                               -           112.6
Acquisitions of businesses, net of cash acquired                  -          (345.4)
Net investing activities of discontinued operations               -           (45.4)
Other, net                                                     16.9             3.1

Net cash used for investing activities                       (194.6)         (652.0)


Cash flows provided by (used for) financing activities

Change in short-term borrowings, net                            4.3           319.5
Funded debt additions                                          67.3           201.4
Funded debt reductions                                       (161.0)         (221.8)
Purchases of treasury stock                                    (6.2)          (15.1)
Cash dividends                                                (80.8)          (76.5)
Cash component of Cytec dividend                              (26.5)              -
Other, net                                                      2.8             2.0

Net cash provided by financing activities                    (200.1)          209.5


Effect of exchange rate changes on cash
  and cash equivalents                                          1.2            (1.6)

Increase (decrease) in cash and cash equivalents             (128.1)          162.8

Cash and cash equivalents, beginning of year                  426.1           341.7

Cash and cash equivalents, end of period                    $ 298.0         $ 504.5


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

     In the opinion of management, the financial statement information included herein reflects all adjustments necessary for a fair statement of the information presented as of June 30, 1994, and for the three and six month periods ended June 30, 1994, and 1993. Such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year.

     As described in Note 8 below, the company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994.


(2) On August 17, 1993, the company's Board of Directors approved a formal plan to effect the spin-off of Cytec Industries (Cytec), which encompassed substantially all of the company's chemicals business, including plant food, to shareholders. On December 17, 1993, the Board of Directors declared a dividend payable to shareholders of record as of December 28, 1993, at the rate of one share of Cytec common stock for every seven shares of the company's common stock. On January 24, 1994, the Cytec common shares were distributed as a taxable dividend to shareholders. The company retained a $200.0 preferred stock interest in Cytec.

     In conjunction with the approval of the formal plan to effect the spin-off, the operating results of the chemicals business have been accounted for as discontinued operations since the third quarter of 1993. Accordingly, the three and six month 1993 condensed consolidated financial statements have been restated to exclude amounts for discontinued operations from captions applicable to continuing operations.

     Net sales of Cyanamid's chemicals business for the three and six month periods ended June 30, 1993, were $260.6 and $516.4, respectively.


(3) On June 1, 1993, shareholders of Immunex Corporation (Immunex) approved an agreement to create a new biopharmaceutical company by merging the company's North American Lederle oncology business with Immunex. The company also contributed $350.0 to the new company, which retained the Immunex name, and received 53.5% of the common stock of the new company while Immunex shareholders retained the remaining 46.5%. The acquisition was reflected as a purchase in the accompanying condensed consolidated financial statements. The net assets and operating loss attributable to the equity interest not acquired by the company is included in the caption "Minority interests".

PAGE

                                                         Form 10-Q

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)
                           (Continued)

     The second quarter and six month 1993 results include a one-time charge of $383.6 related principally to the write-off of acquired in-process research and development resulting from the acquisition of the 53.5% interest in Immunex. There was no significant tax benefit available on this one-time charge. Accordingly, earnings before cumulative effect of accounting changes and net earnings were reduced by $378.4 or $4.21 per share.

     In the third quarter of 1993, Cyanamid and The Shell Petroleum Company Limited (Shell) signed an agreement pursuant to which the company later acquired substantially all assets and liabilities of the Shell companies' crop protection business outside the United States and Canada. The Shell acquisition, reflected as a purchase in the accompanying condensed consolidated financial statements, was substantially complete by the end of 1993. The total purchase price will aggregate approximately $400.0, when all phases of the acquisition are finalized, plus royalty payments on future product sales.

     On July 8, 1994, the company announced that it had agreed in principle to sell its Davis & Geck wound management business to its European joint venture partner, B. Braun Melsungen AG of Germany, for proceeds of ap-proximately $220.0 which include an intermediate term dividend-paying preferred stock investment in the combined B. Braun and Davis & Geck business. The Company also will enter into a multi-year manufac-turing agreement with B. Braun and will continue to own and operate its major suture plant in Manati, Puerto Rico. The sale is subject to the finalization of definitive agreements and required government approvals.

     The Company and B. Braun currently are partners in joint venture wound management companies in Germany, Portugal and Spain. Davis & Geck has operations in 60 countries, and had 1993 sales of approximately $300.0.


(4) In the fourth quarter of 1993, the company commenced a global, companywide restructuring program, which is expected to be accomplished over three years. The restructuring includes a reduction in the company's workforce, primarily in the medical business, and other cost-cutting measures designed to meet increasingly competitive market conditions and government health care reform efforts in the United States and Europe. The total workforce reduction is projected to be at least 2,500 positions. About half of the reduction will take place in the United States; the balance will be overseas. The facilities affected include Pearl River, New York and multiple locations overseas. A pre-tax charge of $207.9 for these costs was reflected in the company's operating results for the fourth quarter of 1993.

     The major components of this charge were $132.7 for severance and related outplacement costs to reduce the company's workforce; $22.1 to curtail and consolidate certain product lines; $17.6 to reduce to estimated realizable amounts the carrying value of certain assets related to manufacturing operations to be discontinued as part of the restructuring program; and $35.5 for other restructuring measures including the write-off of certain intangibles, plant decommissioning expenses and certain contract terminations. After allowing for tax benefits of $74.5, the restructuring provision reduced earnings from continuing operations and net earnings by $133.4, or $1.48 per share.
PAGE

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

     Since implementation of the restructuring program, the restructuring accruals have decreased by approximately $34.0 due primarily to cash expenditures related to severance costs and non-cash charges to curtail and consolidate certain product lines. In addition, approximately 1,500 employees have been terminated through involuntary and voluntary measures since inception of the program.


(5) Earnings per share of common stock are based on the average number of shares outstanding. The average shares outstanding for the three month periods ended June 30, 1994, and 1993, were 89,805,584 and 89,977,620, respectively.


(6) Components of inventories at June 30, 1994, and December 31, 1993 were as follows:
                                                June 30,        December 31,
                                               1994              1993

         Finished goods                      $  517.1         $  599.3
         Work in progress                       274.6            250.4
         Raw materials and supplies             336.1            276.8
                                              1,127.8          1,126.5
         Less reduction to LIFO cost           (119.6)           (98.6)
                                             $1,008.2         $1,027.9


(7) Effective January 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of retiree benefit costs over the active service period of employees to the date of full eligibility for these benefits. The aggregate initial accumulated postretirement benefit obligation at January 1, 1993, was $565.4, net of deferred income tax effects of $355.6, or $6.28 per share. The company elected to record this obligation, measured as of November 30, 1992, as a one-time cumulative charge to earnings. In connection with the spin-off of Cytec, the portion of the cumulative effect of this accounting change applicable to the chemicals business was reflected in discontinued operations. Accordingly, there were charges of $335.0, net of deferred income tax effects of $210.7, or $3.72 per share, to continuing operations and $230.4, net of deferred income tax effects of $144.9, or $2.56 per share, to discontinued operations. There was no impact on cash flow as the company plans to continue to fund the obligation as the claims are paid.


PAGE

                                                         Form 10-Q

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)
                           (Continued)

     Also effective January 1, 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for income taxes. The aggregate cumulative effect of this accounting change was a one-time gain of $13.0, or $.14 per share. In connection with the spin-off of Cytec, the portion of the cumulative effect of this accounting change applicable to the chemicals business was reflected in discontinued operations. Accordingly, there were gains of $2.4, or $.02 per share, to continuing operations and $10.6, or $.12 per share, to discontinued operations.


(8) Effective January 1, 1994, the company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost. Debt and equity securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses are included in the consolidated statement of operations. The cost of securities sold is based on the specific identification method for debt securities and average cost for equity securities.

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

     The fair value of available-for-sale and held-to-maturity securities includes $275.6 of cash equivalents and excludes equity method investments of $34.0 and equity securities, with a cost basis of $9.5, which do not have a readily determinable fair value. Marketable securities and investments and advances at January 1, 1994, were $497.0.

     The adjustment for unrealized net gains on available-for-sale securities included as a separate component of shareholders' equity asof January
     1, 1994, was $53.3, net of deferred income tax effects of $34.8.
PAGE

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


(9) The company records income tax expense based upon an estimated full year effective income tax rate. The company's effective income tax rate decreased in the second quarter and first six months of 1994 compared to the same periods last year. There was no significant tax benefit available on the one-time charge of $383.6 resulting from the Immunex acquisition which significantly increased the 1993 effective income tax rate. Excluding the effect of the Immunex charge, the effective income tax rate decreased due primarily to a change in the mix of income among taxing jurisdictions. The effective income tax rate in the second quarter and first six months of 1993 did not anticipate the effects of certain items, primarily a change in the mix of income among taxing jurisdictions and the passage in the United States of the Omnibus Budget Reconciliation Act of 1993.


(10) Cash payments during the six months ended June 30, 1994, and 1993, included interest (net of amounts capitalized) of $37.2 and $29.5 and income taxes of $63.3 and $86.0, respectively.


(11) On August 9, 1994, American Home Products Corporation offered to purchase all of the outstanding shares of common stock of Cyanamid for 95 dollars cash per share. The stock purchase offer is contingent upon various significant conditions. The offer, or any provisions of it, may be modified or revoked at any time. Cyanamid urged all its shareholders to take no action on the tender offer until Cyanamid's board of directors has reviewed the offer and issued a recommendation to shareholders.


(12) Certain legal proceedings to which the company is a party are discussed in Part II, Item 1 of this report.
PAGE

                                                         Form 10-Q
         DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Financial Condition - At June 30, 1994, aggregate debt financing was $863.7 million, equal to approximately 33% of total debt and equity including minority interests. The corresponding amounts at December 31, 1993, were $959.8 million and 39%, respectively.

For detailed information concerning discontinued operations, the Immunex and Shell acquisitions, cumulative effect of accounting changes, and income taxes, refer to Notes 2, 3, 7 and 9, respectively, to the condensed consolidated financial statements.

Second Quarter Results of Operations

Consolidated net sales for the second quarter of 1994 were $1,499.8 million, an increase of 20.3% compared with $1,246.5 million in the second quarter of 1993. The increase was due primarily to international sales of Agricultural products acquired from Shell and higher domestic sales of PURSUIT herbicide.

Earnings from continuing operations in the second quarter of 1994 were $185.1 million, or $2.06 per share, compared to a loss of $234.9 million, or $2.61 per share, reported in the second quarter of 1993. Second quarter 1993 results included a one-time charge of $378.4 million, or $4.21 per share, related to the Immunex acquisition.

Net earnings in the second quarter of 1994 were $185.1 million, or $2.06 per share, compared to a net loss of $228.7 million, or $2.54 per share, reported in the second quarter of 1993. Second quarter 1993 results included a one-time, net charge of $378.4 million, or $4.21 per share, related to the Immunex acquisition, and net earnings from discontinued operations of $6.2, or $.07 per share.

Interest and other income (charges), net decreased in the second quarter of 1994 compared to the same period a year ago due primarily to lower interest income and amortization charges related to certain Shell and Immunex acquisition costs.

Sales of the Medical Group increased in the second quarter of 1994 compared to the same period a year ago. The results reflect increased worldwide sales of consumer health products and increased domestic sales of generic pharmaceuticals and oncology products. Worldwide sales of CENTRUM and domestic sales of CENTRUM SILVER multivitamin/multimineral supplements increased in the second quarter of 1994 versus the same period a year ago. Increased domestic sales of generic pharmaceuticals were due primarily to the introduction of several new products in the last half of 1993 and early 1994. Domestic sales of oncology products were higher in the second quarter of 1994 compared to the same period last year due to the Immunex acquisition in June 1993. Lower sales of HIBTITER Haemophilus b conjugate vaccine in the second quarter of 1994 compared to the same period last year were mostly offset by higher domestic sales of TETRAMUNE, a childhood combination vaccine of HIBTITER and TRI-IMMUNOL. Introductory worldwide sales of ZOSYN injectable antibiotic, marketed as TAZOCIN in international markets, were offset by lower domestic sales of SUPRAX cefixime and international sales of NICHOLIN citicoline.

Medical Group operating earnings increased in the second quarter of 1994 versus the comparable period in 1993. The increase was due to a one-time charge in the second quarter of 1993 related to the Immunex acquisition which resulted in a Medical Group operating loss for the second quarter of 1993. Exclusive of this one-time charge in the second quarter of 1993, Medical Group operating earnings declined in the second quarter of 1994 versus the comparable period in 1993.
The impact of increased sales volume in the second quarter of 1994 compared to last year was offset by an Immunex operating loss, due primarily to research and development expenditures, and continued price erosion in domestic pharmaceutical products.

All brand names appearing in capital letters are registered trademarks or trademarks owned by or licensed to the company.
PAGE

                                                         Form 10-Q
         DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                           (Continued)

Worldwide sales of the Agricultural Group increased in the second quarter of 1994 versus the same period a year ago. The increase was led by worldwide sales gains in crop protection chemicals, primarily international sales of products acquired from Shell and higher domestic sales of PURSUIT herbicide. The purchase of the Shell companies' international crop protection business was substantially complete by the end of 1993. International sales of products acquired from Shell include DELAN and SAPROL in the fungicide area; AZODRIN, CASCADE, FASTAC, RIPCORD, and TORQUE in the insecticide/acaricide area; and BLADEX and SUFFIX in the herbicide area. Due to favorable weather conditions and early planting in the United States in the second quarter of 1994, some sales of PURSUIT herbicide that would have been expected to occur in the third quarter of this year shifted to the second quarter. Sales of the Group's animal health and nutrition products increased in the second quarter of 1994 versus the same period last year due to sales of products acquired from Shell and the acquisition of an Australian veterinary biologicals company in November 1993.

Agricultural Group operating earnings were higher in the second quarter of 1994 as compared to the same period a year ago due to the impact of international sales of products acquired from Shell and higher domestic sales of crop protection chemicals.

Earnings before taxes on income for the second quarter of 1994 and 1993 include exchange losses of $3.1 million and $4.3 million, respectively. The exchange losses were generated primarily by operations in hyperinflationary economies, principally in Latin America.

Year To Date Results of Operations

Consolidated net sales from continuing operations for the first six months of 1994 were $2,754.6 million, an increase of 15.2% compared with $2,392.0 million in the first six months of 1993. The increase was due primarily to international sales of products acquired from Shell and higher domestic sales of PURSUIT herbicide.

Earnings from continuing operations for the first six months of 1994 were $301.8 million, or $3.36 per share, compared to a loss of $120.0 million, or $1.33 per share, reported for the first six months of 1993. 1993 six month results included a one-time charge of $378.4 million, or $4.21 per share, related to the Immunex acquisition.

Net earnings for the first six months of 1994 were $301.8 million, or $3.36 per share, compared to a net loss of $662.4 million, or $7.36 per share, reported for the first six months of 1993. The six month 1993 net loss included a one-time, net charge of $378.4 million, or $4.21 per share, related to the Immunex acquisition; a $209.8 million, or $2.33 per share, net loss from discontinued operations; and a $332.6 million, or $3.70 per share, net charge for the cumulative effect of accounting changes applicable to continuing operations. The net loss from discontinued operations, related to the spin-off of Cytec, included net earnings from operations of $10.0 million and a net charge of $219.8 million for the cumulative effect of accounting changes applicable to discontinued operations.

Interest and other income (charges), net decreased in the first six months of 1994 compared to the same period a year ago due primarily to lower interest income and amortization charges related to certain Shell and Immunex acquisition costs.
PAGE

                                                         Form 10-Q
         DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                           (Continued)
Sales of the Medical Group increased in the first six months of 1994 compared to the same period a year ago. The results reflect increased worldwide sales of consumer health products and increased domestic sales of oncology products and generic pharmaceuticals. These increases were partially offset by lower international sales of ethical pharmaceuticals and lower domestic sales of ophthalmic products. Factors affecting international sales included the strengthening of the U.S. dollar against major European currencies in the first half of 1994 compared to the same period last year and its effect on the translation of foreign sales, and government health care reform efforts in Europe, including cutbacks on state-reimbursed pharmaceutical purchases. Worldwide sales of CENTRUM and domestic sales of CENTRUM SILVER multivitamin/multimineral supplements increased in the first six months of 1994 versus the same period a year ago. Domestic sales of oncology products were higher in the first six months of 1994 compared to the same period last year due to the Immunex acquisition in June 1993. Increased domestic sales of standard products were due primarily to the introduction of several new products in late 1993 and early 1994. Lower domestic sales of MINOCIN minocycline and MAXZIDE triamterene/hydrochlorothiazide in the first six months of 1994 compared to the same period last year, due primarily to continued generic competition, were mostly offset by increased domestic sales of SUPRAX cefixime and introductory worldwide sales of ZOSYN injectable antibiotic, marketed as TAZOCIN in international markets. International sales of NICHOLIN citicoline and PIPRACIL piperacillin decreased in the first six months of 1994 compared to last year due primarily to government health care reform efforts in Europe. Lower sales of HIBTITER Haemophilus b conjugate vaccine and TRI-IMMUNOL diphtheria, tetanus and pertussis vaccine in the first six months of 1994 compared to the same period last year were mostly offset by introductory sales of TETRAMUNE, a childhood combination vaccine of HIBTITER and TRI-IMMUNOL. Lower domestic sales of Storz products were due primarily to the disposition of the specialty devices product line in early 1994.

Medical Group operating earnings increased in the first six months of 1994 versus the comparable period in 1993. The increase was due to the one-time charge in the second quarter of 1993 related to the Immunex acquisition which resulted in a Medical Group operating loss for the first six months of 1993. Exclusive of this one-time charge in the second quarter of 1993, Medical Group operating earnings declined in the first six months of 1994 versus the comparable period in 1993. The favorable impact of increased sales volume in the first six months of 1994 compared to last year was offset by an Immunex operating loss, due primarily to research and development expenditures, continued price erosion in domestic pharmaceutical products and a shift in product mix toward lower margin products, primarily in the domestic pharmaceutical business.

Worldwide sales of the Agricultural Group increased in the first six months of 1994 versus the same period a year ago. The increase was led by worldwide sales gains in crop protection chemicals, primarily sales of products acquired from Shell and higher domestic sales of PURSUIT herbicide. The purchase of the Shell companies' international crop protection business was substantially complete by the end of 1993. International sales of products acquired from Shell include DELAN and SAPROL in the fungicide area; AZODRIN, CASCADE, FASTAC, RIPCORD, and TORQUE in the insecticide/acaricide area; and BLADEX and SUFFIX in the herbicide area. Due to favorable weather conditions and early planting in the United States in the second quarter of 1994, some sales of PURSUIT herbicide that would have been expected to occur in the third quarter of this year shifted to the second quarter. Sales of the Group's animal health and nutrition products increased in the first six months of 1994 versus the same period last year due to sales of products acquired from Shell and the acquisition of an Australian veterinary biologicals company in November 1993.

Agricultural Group operating earnings were higher in the first six months of 1994 as compared to the same period a year ago due primarily to the impact of higher domestic sales of crop protection chemicals and sales of products acquired from Shell.
PAGE

                                                         Form 10-Q

         DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                           (Continued)


Due to the seasonality of the Agricultural business which is heavily concentrated in the first six months of the year, performance in the first half of 1994 is not indicative of the results to be expected for the full year.

As discussed in Note 11 to the condensed consolidated financial statements, on August 9, 1994, a cash tender offer was made to the company's shareholders to purchase all of the outstanding shares of common stock of the company. The company cannot predict the ultimate outcome of this offer or its impact on future results of operations at this time. However, the company anticipates that charges related to the offer, including costs associated with advisory fees, legal fees and stock appreciation rights, may have an unfavorable impact on the company's third quarter 1994 results of operations.

Earnings before taxes on income for the first six months 1994 and 1993 include exchange losses of $9.6 million and $7.9 million, respectively. The exchange losses were generated primarily by operations in hyperinflationary economies, principally in Latin America.

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

       Cyanamid and its subsidiaries are parties to numerous suits and claims arising out of the conduct of business, many of which involve very large damage claims, including claims for punitive damages. Included among such suits, as of June 30, 1994, are 21 involving personal injury or death allegedly occurring in connection with administration of Cyanamid's DTP (diphtheria-tetanus-pertussis) and oral polio vaccines.

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

       The Federal Trade Commission has subpoenaed information concerning (i) Cyanamid's opposition to a petition by another company to the FDA to reclassify sutures and a patent infringement lawsuit against that company and (ii) prices charged for certain agricultural products (which may be similar to a long moribund but recently revived investigation by the Attorney General of the State of Florida).

       Cyanamid has been named as one of many defendant pharmaceutical manufacturers and distributors in a number of federal and state civil antitrust suits alleging that the defendants conspired to discriminate against retail druggists by providing lower prices to mail order pharmacies, health maintenance organizations and similar purchasers.

         As of June 30, 1994, Cyanamid was a party to, or otherwise involved in, legal proceedings directed at the cleanup of 40 Superfund sites, including the Cyanamid-owned Bound Brook site. In many cases, future environmental related expenditures cannot be quantified with a reasonable degree of accuracy. It is Cyanamid's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change sub-stantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Cash expenditures often lag by a number of years the period in which an accrual is recorded. Insurance coverage of various environmental matters is currently being litigated; potential recoveries, if any, however, are unknown at this time. Thus all environmental related accruals have been recorded without giving effect to any possible future insurance proceeds. The 40 Superfund sites exclude sites for which Cytec Industries Inc., Cyanamid's former chemicals business which was spun-off to Cyanamid's shareholders through a dividend declared in December 1993 and distributed in January 1994, assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. Cyanamid has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

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

       In connection with the August 2, 1994 proposal by American Home Products Corporation to purchase all the outstanding shares of common stock of Cyanamid, six lawsuits have been filed in the N.J. Superior Court on August 3 and 5, 1994 against Cyanamid and its directors by three law firms on behalf of six individual stockholders. The suits allege that the directors of Cyanamid, in violation of their fiduciary obligations, have failed to encourage acceptance of the American Home offer or to solicit other offers to maximize the value to the stockholders of Cyanamid. On August 9, 1994 American Home Products Corporation announced a cash tender offer for all the outstanding shares of common stock of Cyanamid and filed a suit in the U.S. District Court in Maine seeking (a) to set aside or invalidate certain statutory requirements and Company by-law and charter provisions that govern business combinations and mergers, offers to purchase Cyanamid's stock and the election of directors of Cyanamid, and (b) to enjoin Cyanamid from invoking or enforcing any of such requirements or provisions. The suit also seeks to nullify Cyanamid's stockholder rights plan.

Item 4.       Submission of Matters to Vote of Security Holders

  (a) The Annual Meeting of Shareholders of the Company was held on April 18, 1994.

  (c) (i) A. R. Dragone was elected a director. Votes for -- 69,862,127; votes against or withheld -- 44,409.

              A. J. Levine was elected a director. Votes for -- 69,894,077; votes against or withheld -- 12,459.

              A. Wexler was elected a director. Votes for -- 69,888,107; votes against or withheld -- 18,429.

     (ii) A proposal to amend the company's Restated Articles of Incorporation to permit the company to hold meetings of share-holders within or outside the state of Maine was approved. Votes for -- 71,382,445; votes against or withheld -- 485,627; abstentions and broker non-votes -- 357,313.

    (iii) A proposal to amend the company's Incentive Compensation Plan to provide for payment of long-term incentive grants in shares of the company's Common Stock was approved. Votes for -- 68,632,242; votes against or withheld -- 3,614,544; abstentions and broker non-votes -- 549,587.

    (iv) A proposal by a shareholder requesting the company to require confidential treatment of all proxies, ballots and voting tabulations and independent, non-employee tabulators and inspectors of election was approved. Votes for -- 33,243,888; votes against or withheld -- 28,487,058; abstentions and broker non-votes -- 736,958.

Item 6.       Exhibits and Reports on Form 8-K

   (a)        Exhibit 10.   Executive Income Continuity Plan of Registrant, as
              amended through June 21, 1994.

   (b)        Exhibit 12.1.  Ratio of Earnings to Fixed Charges.

   (c)        Exhibit 27.  Financial Data Schedule.

   (d) No reports on Form 8-K were filed for the quarter ended June 30, 1994. A report on Form 8-K as filed on July 19, 1994, pursuant to
              Item 5 other events, is incorporated by reference.

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

                                                 AMERICAN CYANAMID COMPANY
                                                  (Registrant)



                                                 By:R. T. Ritter
                                                    R. T. Ritter
                                                    Controller and
                                                    Principal Accounting Officer
August 15, 1994
10Q-2QRT.94
                                        UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC  20549
                                          FORM 10-Q

(Mark One)
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 /  X   /          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1994

                                    OR

 /     /          TRANSITION REPORT PURSUANT TO SECTION 13
                         OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                         OF 1934

               For the transition period from          to

                                Commission file number 1-3426

                                  American Cyanamid Company
                   (Exact name of registrant as specified in its charter)



             Maine                                   13-0430890
State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                                     One Cyanamid Plaza
                                   Wayne, New Jersey 07470
                          (Address of principal executive offices)


                                        (201) 831-2000
                    (Registrant's telephone number, including area code)


                                      INDEX TO EXHIBITS

                                                                 Page No.

(a)    Exhibit 10.  Executive Income Continuity Plan             19 - 31

(b)    Exhibit 12.1.  Ratio of Earnings to Fixed Charges                32

(c)    Exhibit 27.    Financial Data Schedule                           33