Form 10-Q
period 1994-09-30
AMERICAN CYANAMID CO
filed 1994-11-14
CIK 4829

- 1 -

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549
                                       FORM 10-Q

(Mark One)
                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 /  X   /                  OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarter ended September 30, 1994

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


                                        (201)-831-2000
                        (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes   X    No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 91,685,362 shares of Common Stock, par value $5 per share, were outstanding at October 31, 1994.

      This report, including two exhibits, contains 19 pages numbered sequentially from this cover page. The exhibit index is located at Page 17.
      PAGE

                                                        Form 10-Q
                        PART I - FINANCIAL INFORMATION
                  AMERICAN CYANAMID COMPANY AND SUBSIDIARIES

The unaudited condensed consolidated financial statement information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements in the American Cyanamid Company and Subsidiaries (Cyanamid or the company) 1993 Annual Report on Form 10-K.

In the opinion of management, the financial statement information included herein reflects all adjustments necessary for a fair statement of the information presented as of September 30, 1994, and for the three and nine month periods ended September 30, 1994, and 1993. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform with the 1994 presentation.





PAGE

                                                             Form 10-Q
                          AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                               Three months ended
                                                 September 30,
                                                1994         1993
                                             (Millions of dollars,
                                             except per share amounts)
Net sales                                     $1,033.5     $ 899.4

Expenses:
  Manufacturing cost of sales                    414.7       342.4
  Selling and advertising                        328.2       300.4
  Research and development                       158.5       148.9
  Administrative and general (Note 1)            112.2        72.8
  Acquired in-process research
    and development (Note 3)                         -           -
                                               1,013.6       864.5

Earnings from operations                          19.9        34.9

Interest and other income, net                    38.3        41.8
                                                  58.2        76.7

Interest expense                                  13.7        14.9

Earnings before taxes on income                   44.5        61.8

Taxes on income (Note 8)                          16.5         5.8

Earnings (loss) before minority interests         28.0        56.0

Minority interests                                (5.9)       (6.4)

Earnings (loss) from continuing operations        22.1        49.6

Discontinued operations (Notes 2 and 6):
  Loss from operations, net of
    taxes of $66.4 and $64.7, respectively           -       (85.6)
  Loss on distribution, net of taxes of $44.2        -      (326.8)
  Cumulative effect of accounting changes,
f    net of taxes of $144.9                           -           -
                                                     -      (412.4)

Earnings (loss) before cumulative effect
  of accounting changes                           22.1      (362.8)

Cumulative effect of accounting changes
  (Note 6)                                           -           -

Net earnings (loss)                           $   22.1     $(362.8)

Per share of common stock:
Earnings (loss) from continuing operations    $    .23     $   .55
Loss from discontinued operations                    -       (4.59)
Earnings (loss) before cumulative effect
  of accounting changes                            .23       (4.04)
Cumulative effect of accounting changes              -           -

Net earnings (loss)                           $    .23     $ (4.04)

Dividends                                     $  .4625     $ .4375

Average number of common shares
  outstanding                               90,704,838  89,842,247

See Notes to Condensed Consolidated Financial Statements.
PAGE

                                                                   Form 10-Q
                          AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                               Nine months ended
                                               September 30,
                                                 1994       1993
                                             (Millions of dollars,
                                              except per share amounts)
Net sales                                     $3,788.1   $ 3,291.4

Expenses:
  Manufacturing cost of sales                  1,543.1     1,257.8
  Selling and advertising                      1,043.9       963.0
  Research and development                       483.8       429.3
  Administrative and general (Note 1)            283.7       219.0
  Acquired in-process research
    and development (Note 3)                         -       383.6
                                               3,354.5     3,252.7

Earnings from operations                         433.6        38.7

Interest and other income, net                    58.1        76.9
                                                 491.7       115.6

Interest expense                                  45.9        48.0

Earnings before taxes on income                  445.8        67.6

Taxes on income (Note 8)                         126.2       126.7

Earnings (loss) before minority interests        319.6       (59.1)

Minority interests                                 4.3       (11.3)

Earnings (loss) from continuing operations       323.9       (70.4)

Discontinued operations (Notes 2 and 6):
  Loss from operations, net of
    taxes of $66.4 and $64.7, respectively           -       (75.6)
  Loss on distribution, net of taxes of $44.2        -      (326.8)
  Cumulative effect of accounting changes,
    net of taxes of $144.9                           -      (219.8)
                                                     -      (622.2)

Earnings (loss) before cumulative effect
  of accounting changes                          323.9      (692.6)

Cumulative effect of accounting changes
  (Note 6)                                           -      (332.6)

Net earnings (loss)                            $ 323.9   $(1,025.2)

Per share of common stock:
Earnings (loss) from continuing operations     $  3.59   $    (.78)
Loss from discontinued operations                    -       (6.92)
Earnings (loss) before cumulative effect
  of accounting changes                           3.59       (7.70)
Cumulative effect of accounting changes              -       (3.70)

Net earnings (loss)                           $   3.59   $  (11.40)

Dividends                                     $ 1.3625   $  1.2875

Average number of common shares
  outstanding                               90,165,510  89,936,347

See Notes to Condensed Consolidated Financial Statements.

                                                                       Form 10-Q
AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                                        September 30,   December 31,
                                                            1994            1993
                                                            (Millions of dollars)
  Assets
  Current assets
    Cash and cash equivalents                             $  356.3        $  426.1
    Marketable securities and time deposits                  122.5           101.7
    Accounts receivable, less allowance for doubtful
      accounts of $44.6 in 1994 and $40.1 in 1993          1,065.3         1,120.1
    Inventories                                            1,043.2         1,027.9
    Deferred tax assets                                      444.2           410.1

      Total current assets                                 3,031.5         3,085.9

  Investments and advances                                   361.1           307.2

  Plants, equipment and facilities, at cost                3,269.5         3,106.0
    Less accumulated depreciation                          1,438.4         1,335.7

      Net plant investment                                 1,831.1         1,770.3

  Intangibles resulting from business acquisitions,
    net of accumulated amortization                          289.2           305.3
  Deferred tax assets                                        304.5           328.5
  Other assets                                               320.6           260.2

                                                          $6,138.0        $6,057.4

  Liabilities and Shareholders' Equity

  Current liabilities
    Accounts payable and accrued expenses                 $1,899.0        $1,860.0
    Short-term borrowings                                    196.6           432.6
    Funded debt installments due within one year              61.1           182.9
    Income taxes                                             282.4           254.9

      Total current liabilities                            2,439.1         2,730.4

  Funded debt                                                327.3           344.3
  Deferred tax liabilities                                    38.7            27.6
  Other noncurrent liabilities                             1,441.5         1,444.4
  Minority interests                                         132.4           143.7

  Shareholders' equity
    Common stock                                             513.6           513.6
    Additional paid-in capital                                68.0            38.9
    Earnings employed in the business                      1,648.8         1,448.2
    Accumulated translation and other adjustments             (7.9)          (49.3)
    Accumulated net unrealized gains on available-
      for-sale securities (Note 7)                            35.3               -
    Treasury stock, at cost                                 (498.8)         (584.4)

      Total shareholders' equity                           1,759.0         1,367.0

                                                          $6,138.0        $6,057.4


  See Notes to Condensed Consolidated Financial Statements.

                                                                                  Form 10-Q
AMERICAN CYANAMID COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Nine months ended
                                                                  September 30,
                                                              1994            1993
                                                             (Millions of dollars)

Net cash provided by operating activities of
  continuing operations                                     $ 568.6         $ 881.0
Net cash provided by operating activities of
  discontinued operations                                         -            59.7

Net cash provided by operating activities                     568.6           940.7

Cash flows provided by (used for) investing activities

Additions to plants, equipment and facilities                (201.4)         (219.5)
Available for sale securities:
  Purchases                                                  (287.2)              -
  Sales                                                       247.9               -
  Maturities                                                   24.2               -
Additions to investments -
  principally marketable securities                               -          (430.1)
Reductions to investments -
  principally marketable securities                               -           264.4
Acquisitions of businesses, net of cash acquired                  -          (339.0)
Net investing activities of discontinued operations               -           (83.1)
Other, net                                                     10.2            (7.3)

Net cash used for investing activities                       (206.3)         (814.6)


Cash flows provided by (used for) financing activities

Change in short-term borrowings, net                         (220.8)          177.3
Funded debt additions                                          70.6           198.6
Funded debt reductions                                       (219.8)         (278.7)
Purchases of treasury stock                                    (6.2)          (17.9)
Cash dividends                                               (123.3)         (115.8)
Cash component of Cytec dividend                              (27.1)            (.6)
Exercise of stock options                                      90.8             4.0

Net cash used for financing activities                       (435.8)          (33.1)


Effect of exchange rate changes on cash
  and cash equivalents                                          3.7            (6.1)

Increase (decrease) in cash and cash equivalents              (69.8)           86.9

Cash and cash equivalents, beginning of year                  426.1           341.7

Cash and cash equivalents, end of period                    $ 356.3         $ 428.6

Supplemental information:

  Cash paid for interest (net of amounts capitalized)       $  48.2         $  45.1

  Cash paid for taxes                                       $  94.5         $  95.3

See Notes to Condensed Consolidated Financial Statements.
PAGE

                                                            Form 10-Q

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)

(1) On August 17, 1994, American Home Products Corporation and Cyanamid entered into a definitive merger agreement which provided for Cyanamid shareholders to receive a price of $101 per share net in cash for all outstanding shares of Cyanamid. Under the merger agreement, Cyanamid's preferred stock purchase rights will be redeemed at $.02 per right.

      The total value of the transaction, on a fully diluted basis, is approximately $9,700.0. The agreement has been approved by the Boards of Directors of both companies. The Cyanamid Board has determined that the terms of the offer and merger are fair to, and in the best interests of, the company and its shareholders and recommends that shareholders tender their Cyanamid shares in American Home Products' tender offer.

      The existing tender offer, as amended, is scheduled to expire at 8:00 p.m. on November 21, 1994, unless extended. American Home Products has announced that it has entered into an agreement with the Federal Trade Commission in connection with the tender offer and expects to consummate the tender offer on November 21, 1994. Subsequent to the completion of the tender offer, Cyanamid will be merged with a subsidiary of American Home Products and each Cyanamid share not previously purchased will be converted into the right to receive $101 per share net in cash. Accordingly, this Form 10Q for the quarter ended September 30, 1994, will most likely be the last Form 10Q to be filed by Cyanamid with the Securities and Exchange Commission.

      During the third quarter of 1994, one-time charges related to the merger were recorded in Administrative and general expenses in the accompanying Consolidated Statements of Operations. These charges, which consisted primarily of costs associated with stock appreciation rights and legal and investment advisory fees, amounted to $25.3, or $.28 per share, on an after-tax basis.

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

      In conjunction with the approval of the formal plan to effect the spin-off, the operating results of the chemicals business have been accounted for as discontinued operations since the third quarter of 1993. Accordingly, the 1993 condensed consolidated financial statements exclude amounts for discontinued operations from captions applicable to continuing operations.

      In anticipation of the spin-off, in the third quarter of 1993 the company reflected in its results of discontinued operations certain costs related to the disposition or termination of chemical business operations not assumed by Cytec (primarily the elimination of accumulated translation adjustments); valuation allowances related to assets (primarily deferred tax assets) transferred to Cytec; and other spin-off costs which amounted, in the aggregate, to $326.8 on an after-tax basis.

      Based upon a comprehensive review of environmental matters completed during the third quarter of 1993, Cyanamid recorded a provision for remediation expense of $98.2, net of tax. This provision related to past or current chemical business operations and was reflected in the operating results of discontinued operations.

PAGE

                                                             Form 10-Q

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)
                                  (Continued)

      Net sales of Cyanamid's chemicals business for the three and nine month periods ended September 30, 1993, were $261.5 and $777.9, respectively.

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

      The nine month 1993 results include a one-time charge of $383.6 related principally to the write-off of acquired in-process research and development resulting from the acquisition of the 53.5% interest in Immunex. There was no significant tax benefit available on this one-time charge. Accordingly, earnings from continuing operations and net earnings were reduced by $378.4 or $4.21 per share.

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

      The previously announced agreement in principle to sell the Davis & Geck wound management business has not been finalized. The parties involved are now exploring possible alternatives.

(4) In the fourth quarter of 1993, the company commenced a global, companywide restructuring program, which is expected to be accomplished over three years. A pre-tax charge of $207.9 for these costs was reflected in the company's operating results for the fourth quarter of 1993.

      Since implementation of the restructuring program, the restructuring accruals have decreased by approximately $45.2 due primarily to cash expenditures related to severance costs and non-cash charges to curtail and consolidate certain product lines. Approximately 1,700 employees have been terminated through involuntary measures since inception of the program.

      As discussed in Note 1 to the condensed consolidated financial statements, American Home Products Corporation and the company entered into a definitive merger agreement on August 17, l994. The company cannot predict the impact of the merger agreement on the restructuring program at this time.
      PAGE

                                                        Form 10-Q

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)
                                  (Continued)

(5) Components of inventories at September 30, 1994, and December 31, 1993, were as follows:
                                           September 30,     December 31,
                                                1994              1993

          Finished goods                      $  570.9         $  599.3
          Work in progress                       285.4            250.4
          Raw materials and supplies             306.6            276.8
                                               1,162.9          1,126.5
          Less reduction to LIFO cost           (119.7)           (98.6)
                                              $1,043.2         $1,027.9

(6) Effective January 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of retiree benefit costs over the active service period of employees to the date of full eligibility for these benefits. The aggregate initial accumulated postretirement benefit obligation at January 1, 1993, was $565.4, net of deferred income tax effects of $355.6, or $6.28 per share. The company elected to record this obligation, measured as of November 30, 1992, as a one-time cumulative charge to earnings. In connection with the spin-off of Cytec, the portion of the cumulative effect of this accounting change applicable to the chemicals business was reflected in discontinued operations. Accordingly, there were charges of $335.0, net of deferred income tax effects of $210.7, or $3.72 per share, to continuing operations and $230.4, net of deferred income tax effects of $144.9, or $2.56 per share, to discontinued operations. There was no impact on cash flow as the company plans to continue to fund the obligation as the claims are paid.

      Also effective January 1, 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes." Accordingly, there were gains of $2.4, or $.02 per share, to continuing operations and $10.6, or $.12 per share, to discontinued operations.

(7) Effective January 1, 1994, the company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The company's portfolio had net unrealized gains of $58.5, on a pre-tax basis, as of September 30, 1994.

(8) The company records income tax expense based upon an estimated full year effective income tax rate. The third quarter and nine month 1993 provision for income taxes attributable to continuing operations included a benefit of approximately $16.1, or $.18 per share, related primarily to the remeasuring of Cyanamid's domestic net deferred tax assets to reflect an increase in the statutory tax rate.

      The nine month 1993 effective income tax rate was unusual as no material tax benefit was available on the one-time charge of $383.6 resulting from the Immunex acquisition. Excluding the effect of the Immunex charge and the benefit related to the change in the tax rate, Cyanamid's effective income tax rate declined in the first nine months of 1994 compared to the same period last year due primarily to a change in the mix of income among taxing jurisdictions.

(9) Certain legal proceedings to which the company is a party are discussed in Part II, Item 1 of this report.




PAGE

                                                             Form 10-Q
                DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition - At September 30, 1994, aggregate debt financing was $585.0 million, equal to approximately 24% of total debt and equity including minority interests. The corresponding amounts at December 31, 1993, were $959.8 million and 39%, respectively. The decrease in aggregate debt financing from December 31, 1993, was due primarily to seasonal cash flows from operating activities during the first nine months of 1994.

For detailed information concerning the pending American Home Products merger, discontinued operations, the Immunex and Shell acquisitions, cumulative effect of accounting changes, and income taxes, refer to Notes 1, 2, 3, 6, and 8, respectively, to the condensed consolidated financial statements.

Third Quarter Results of Operations

Consolidated net sales for the third quarter of 1994 were $1,033.5 million, an increase of 14.9% compared with $899.4 million in the third quarter of 1993. The increase was due primarily to international sales of Agricultural products acquired from Shell.

Earnings from continuing operations in the third quarter of 1994 were $22.1 million, or $.23 per share, compared to earnings of $49.6 million, or $.55 per share, reported in the third quarter of 1993. The 1994 results include one-time, net charges of $25.3 million, or $.28 per share, related to the American Home Products merger.

Net earnings in the third quarter of 1994 were $22.1 million, or $.23 per share, compared to a net loss of $362.8 million, or $4.04 per share, reported in the third quarter of 1993. Third quarter 1994 results include one-time, net charges of $25.3 million, or $.28 per share, related to the American Home Products merger. Third quarter 1993 results included a net loss from discontinued operations of $412.4 million, or $4.59 per share. The net loss from discontinued operations, related to the spin-off of Cytec, included a net loss from operations of $85.6 million, primarily attributable to a provision for remediation expense of $98.2 million, and a net loss on distribution of $326.8 million.

Sales of the Medical Group increased in the third quarter of 1994 compared to the same period a year ago. The results reflect increased domestic sales of ethical pharmaceuticals, consumer health products and generic pharmaceuticals partially offset by lower domestic sales of ophthalmic and biological products. Increased domestic sales of ethical pharmaceuticals reflect introductory sales of ZOSYN injectable antibiotic, marketed as TAZOCIN in international markets, and ZIAC/ZEBETA bisoprolol antihypertensive, marketed under various other trade names in international markets. These increases were partially offset by lower international sales of NICHOLIN citicholine and PIPRACIL piperacillin due primarily to government healthcare reform efforts in Europe. Domestic sales of CENTRUM SILVER multivitamin/multimineral supplement increased in the third quarter of 1994 versus the same period a year ago. Increased domestic sales of generic pharmaceuticals were due primarily to the introduction of several new products in late 1993 and early 1994. Lower domestic sales of HIBTITER Haemophilus b conjugate vaccine in the third quarter of 1994 compared to the same period last year were partially offset by higher domestic sales of TETRAMUNE, a childhood combination vaccine of HIBTITER and TRI-IMMUNOL. Domestic sales of Storz ophthalmic products decreased in the third quarter of 1994 compared to the same period a year ago due primarily to the disposition of the specialty devices product line in early 1994.



All brand names appearing in capital letters are registered trademarks or trademarks owned by or licensed to the company.
PAGE

                                                             Form 10-Q
                DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

Medical Group operating earnings increased in the third quarter of 1994 versus the comparable period in 1993. The impact of increased sales volume in the third quarter of 1994 compared to last year was partially offset by an Immunex operating loss due primarily to research and development expenditures.

Sales of the Agricultural Group increased in the third quarter of 1994 versus the same period a year ago. The increase was due primarily to international sales gains in agricultural products associated with the Shell acquisition, partially offset by lower domestic sales of crop protection products. The purchase of the Shell companies' international crop protection business was substantially complete by the end of 1993. International sales of products acquired from Shell were led by FASTAC, TORQUE, CASCADE, AZODRIN, and RIPCORD insecticides/acaricides and SAPROL and ACROBAT/FORUM fungicides. Due to favorable weather conditions and early planting in the United States in the second quarter of 1994, some sales of PURSUIT herbicide that would have been expected to occur in the third quarter of this year shifted to the second quarter. The major portion of the domestic crop protection selling cycle occurs during the first six months of the year. Sales of the Group's animal health and nutrition products increased in the third quarter of 1994 versus the same period last year due to international sales of products acquired from Shell and the acquisition of an Australian veterinary biologicals company in November 1993.

The Agricultural Group traditionally incurs an operating loss in the third quarter due primarily to the seasonality of the domestic crop protection business. The third quarter 1994 operating loss was comparable with the same period a year ago. The impact of higher sales related to products acquired from Shell was offset by amortization of certain acquisition costs. In addition, certain products acquired from Shell realize lower profit margins than existing crop protection products. This reflects the nature of the acquired Shell business which includes numerous third party resale products versus higher margin proprietary products.

Excluding charges related to the pending merger, operating earnings for the third quarter of 1994 increased versus the same period last year while earnings from continuing operations were lower in 1994 than in 1993. The 1993 results included a one-time tax benefit of $16.1 million, or $.18 per share, related primarily to the remeasuring of Cyanamid's domestic net deferred tax assets to reflect an increase in the statutory tax rate.

Earnings before taxes on income for the third quarter of 1994 and 1993 include exchange losses of $1.8 million and $7.6 million, respectively. The exchange losses were generated primarily by operations in hyperinflationary economies, principally in Latin America.

Year To Date Results of Operations

Consolidated net sales for the first nine months of 1994 were $3,788.1 million, an increase of 15.1% compared with $3,291.4 million in the first nine months of 1993. The increase was due primarily to international sales of products acquired from Shell.

Earnings from continuing operations for the first nine months of 1994 were $323.9 million, or $3.59 per share, compared to a loss of $70.4 million, or $.78 per share, reported for the first nine months of 1993. 1994 nine month results include one-time, net charges of $25.3 million, or $.28 per share, related to the American Home Products merger. 1993 nine month results included a one-time, net charge of $378.4 million, or $4.21 per share, related to the Immunex acquisition.

Net earnings for the first nine months of 1994 were $323.9 million, or $3.59 per share, compared to a net loss of $1,025.2 million, or $11.40 per share, reported for the first nine months of 1993. 1994 nine month results include one-time, net charges of $25.3 million, or $.28 per share, related to the American Home PAGE

                                                             Form 10-Q

                DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

Products merger. The nine month 1993 net loss included a one-time, net charge of $378.4 million, or $4.21 per share, related to the Immunex acquisition; a $622.2 million, or $6.92 per share, net loss from discontinued operations; and
a $332.6 million, or $3.70 per share, net charge for the cumulative effect of
accounting  changes  applicable  to  continuing  operations.   The net loss from
discontinued operations, related to the spin-off of Cytec, included a net loss from operations of $75.6 million, primarily attributable to a provision for remediation expense of $98.2 million, a net loss on distribution of $326.8 million, and a net charge of $219.8 million for the cumulative effect of accounting changes applicable to discontinued operations.

Sales of the Medical Group increased in the first nine months of 1994 compared to the same period a year ago. The results reflect increased worldwide sales of consumer health products and increased domestic sales of oncology products and generic pharmaceuticals. These increases were partially offset by lower domestic sales of ophthalmic products. Increased sales of domestic ethical pharmaceuticals were offset by lower international sales. International sales were impacted by government health care reform efforts in Europe, including cutbacks on state-reimbursed pharmaceutical purchases. Worldwide sales of CENTRUM and domestic sales of CENTRUM SILVER multivitamin/multimineral supplements increased in the first nine months of 1994 versus the same period a year ago. Domestic sales of oncology products were higher in the first nine months of 1994 compared to the same period last year due to the Immunex acquisition in June 1993. Increased domestic sales of generic pharmaceuticals were due primarily to the introduction of several new products in late 1993 and early 1994. Increased domestic sales of SUPRAX cefixime and introductory worldwide sales of ZOSYN injectable antibiotic, marketed as TAZOCIN in international markets, were partially offset by lower domestic sales of MINOCIN minocycline and MAXZIDE triamterene/ hydrochlorothiazide due primarily to increased competition and generic substitution. International sales of NICHOLIN citicholine and PIPRACIL piperacillin decreased in the first nine months of 1994 compared to last year due primarily to government health care reform efforts in Europe. Lower domestic sales of HIBTITER Haemophilus b conjugate vaccine and TRI-IMMUNOL diphtheria, tetanus and pertussis vaccine in the first nine months of 1994 compared to the same period last year were mostly offset by higher domestic sales of TETRAMUNE, a childhood combination vaccine of HIBTITER and TRI-IMMUNOL, and increased domestic sales of ORIMUNE Poliovirus vaccine live oral trivalent. Lower domestic sales of Storz ophthalmic products were due primarily to the disposition of the specialty devices product line in early 1994.

Medical Group operating earnings increased in the first nine months of 1994 versus the comparable period in 1993. The increase was due to the one-time charge in the second quarter of 1993 related to the Immunex acquisition which resulted in a Medical Group operating loss for the first nine months of 1993. Exclusive of this one-time charge in the second quarter of 1993, Medical Group operating earnings were about even in the first nine months of 1994 versus the comparable period in 1993. The favorable impact of increased sales volume in the first nine months of 1994 compared to last year was offset by an Immunex operating loss, due primarily to research and development expenditures, and continued sales price erosion on domestic pharmaceutical products.

Worldwide sales of the Agricultural Group increased in the first nine months of 1994 versus the same period a year ago. The increase was primarily due to worldwide sales gains in agricultural products, primarily sales of crop protection products acquired from Shell and higher domestic sales of PURSUIT herbicide. The purchase of the Shell companies' international crop protection business was substantially complete by the end of 1993. International sales of

PAGE

                                                           Form 10-Q

                DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

products acquired from Shell were led by FASTAC, TORQUE, AZODRIN, CASCADE, and RIPCORD insecticide/acaricides; DELAN, SAPROL and ACROBAT/FORUM fungicides; and SUFFIX and BLADEX herbicides. Sales of the Group's animal health and nutrition products increased in the first nine months of 1994 versus the same period last year due to sales of products acquired from Shell and the acquisition of an Australian veterinary biologicals company in November 1993.

Agricultural Group operating earnings were higher in the first nine months of 1994 compared to the same period a year ago due primarily to the impact of higher domestic sales of crop protection products. The impact of higher sales related to products acquired from Shell was offset by amortization of certain acquisition costs. In addition, certain products acquired from Shell realize lower profit margins than existing crop protection products. This reflects the nature of the acquired Shell business which includes numerous third party resale products versus higher margin proprietary products.

The 1993 results included a one-time tax benefit of $16.1 million, or $.18 per share, related primarily to the remeasuring of Cyanamid's domestic net deferred tax assets to reflect an increase in the statutory tax rate.

Earnings before taxes on income for the first nine months 1994 and 1993 include exchange losses of $11.4 million and $15.5 million, respectively. The exchange losses were generated primarily by operations in hyperinflationary economies, principally in Latin America.

As discussed in Note 1 to the condensed consolidated financial statements, on August 17, 1994, American Home Products Corporation and Cyanamid entered into a definitive merger agreement which provided for Cyanamid shareholders to receive a price of $101 net in cash for all outstanding shares of Cyanamid. During the third quarter of 1994, one-time charges related to the merger were recorded in Administrative and general expenses in the accompanying Consolidated Statement of Operations. The company anticipates that additional one-time charges of approximately $300 million, on a pre-tax basis, will be recorded upon the effective date of the merger under the terms of the merger agreement described above. These charges will consist primarily of costs associated with the cash settlement of employee stock options and contingent investment advisory fees.

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

      Cyanamid and its subsidiaries are parties to numerous suits and claims arising out of the conduct of business, many of which involve very large damage claims, including claims for punitive damages. Included among such suits, as of September 30, 1994, are 21 involving personal injury or death allegedly occurring in connection with administration of Cyanamid's DTP (diphtheria-tetanus-pertussis) and oral polio vaccines.

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

      The Federal Trade Commission has subpoenaed information concerning (i) Cyanamid's opposition to a petition by another company to the FDA to reclassify sutures and a patent infringement lawsuit against that company and (ii) prices charged for certain agricultural products (which may be similar to a long moribund but now revived investigation by the Attorney General of the State of Florida).

      Cyanamid has been named as one of many defendant pharmaceutical manufacturers and distributors in a number of federal and state civil antitrust suits alleging that the defendants conspired to discriminate against retail druggists by providing lower prices to mail order pharmacies, health maintenance organizations and similar purchasers.

        As of September 30, 1994, Cyanamid was a party to, or otherwise involved in, legal proceedings directed at the cleanup of 40 Superfund sites, including the Cyanamid-owned Bound Brook site. In many cases, future environmental related expenditures cannot be quantified with a reasonable degree of accuracy. It is Cyanamid's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Cash expenditures often lag by a number of years the period in which an accrual is recorded. Insurance coverage of various environmental matters is currently being litigated; potential recoveries, if any, however, are unknown at this time. Thus all environmental related accruals have been recorded without giving effect to any possible future insurance proceeds. The 40 Superfund sites exclude sites for which Cytec Industries Inc., Cyanamid's former chemicals business which was spun-off to Cyanamid's shareholders through a dividend declared in December 1993 and distributed in January 1994, assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. Cyanamid has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

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

      In connection with the August 2, 1994 proposal by American Home Products Corporation ("AHP") to purchase all the outstanding shares of common stock of Cyanamid, several lawsuits were filed in the New Jersey Superior Court on August 3 and 5, 1994 against Cyanamid and its directors by three law firms on behalf of individual stockholders. The suits alleged that the directors of Cyanamid, in violation of their fiduciary obligations, failed to encourage acceptance of the AHP offer or to solicit other offers to maximize the value to the stockholders of Cyanamid. On August 9, 1994 AHP announced a cash tender offer for all the outstanding shares of common stock of Cyanamid and filed a suit in the U.S. District Court in Maine seeking (a) to set aside or invalidate certain statutory requirements and Company by-law and charter provisions that govern business combinations and mergers, offers to purchase Cyanamid's stock and the election of directors of Cyanamid, (b) to enjoin Cyanamid from invoking or enforcing any of such requirements or provisions, and (c) to nullify Cyanamid's stockholder rights plan. On August 17, 1994, Cyanamid and AHP entered into a definitive merger agreement for the acquisition by AHP of all of the issued and outstanding shares of Cyanamid common stock, including the associated Rights, for $101.00 per share in cash. The U.S. District Court in Maine dismissed American Home Products Corporation's lawsuit against Cyanamid. On September 21, 1994, the New Jersey Superior Court denied the individual stockholders' motions for a preliminary injunction against Cyanamid's merger with AHP. The existing tender offer, as amended, is scheduled to expire at 8:00 p.m. on November 21, 1994, unless extended. AHP has announced that it has entered into an agreement with the Federal Trade Commission in connection with the tender offer and expects to consummate the tender offer on November 21, 1994. Subsequent to the completion of the tender offer, Cyanamid will be merged with a subsidiary of American Home Products Corporation and each Cyanamid share not previously purchased will be converted into the right to receive $101.00 net in cash.

Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit 12.1.  Ratio of Earnings to Fixed Charges.

   (b)      Exhibit 27.  Financial Data Schedule.

   (c) A report on Form 8-K as filed on August 18, 1994, pursuant to Item 5 other events, is incorporated by reference.

   (d) Amendment No. 3 to report on Form 8-A/A as filed on August 18, 1994, is incorporated by reference.

   (e) Amendment No. 4 to report on form 8-A/A as filed on August 19, 1994, is incorporated by reference.

   (f) Schedule 14D-9 as filed on August 23, 1994, is incorporated by reference. Exhibit 4 to the Schedule 14D-9 is the Agreement and Plan of Merger among American Home Products Corporation, AC Acquisition Corp. and American Cyanamid Company, dated August 17, 1994.

   (g) Amendment No. 1 to Schedule 14D-9 as filed on August 26, 1994, is incorporated by reference.

   (h) Amendment No. 2 to Schedule 14D-9 as filed on September 14, 1994, is incorporated by reference.

   (i) Amendment No. 3 to Schedule 14D-9 as filed on September 23, 1994, is incorporated by reference.

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

                                          AMERICAN CYANAMID COMPANY
                                           (Registrant)


                                          By:R. T. Ritter
                                             R. T. Ritter
                                             Controller and
                                             Principal Accounting Officer
November 14, 1994
10Q-3QRT.94
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(Mark One)
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 /  X   /          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1994

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


                              One Cyanamid Plaza
                            Wayne, New Jersey 07470
                   (Address of principal executive offices)


                                 (201) 831-2000
             (Registrant's telephone number, including area code)


                               INDEX TO EXHIBITS

                                                            Page No.

(a)  Exhibit 12.1.  Ratio of Earnings to Fixed Charges.       18
(b)  Exhibit 27.    Financial Data Schedule.                  19